Form 10-Q
period 2022-03-31
ECB Bancorp, Inc. /MD/
filed 2022-06-24
CIK 1914605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ______________________

Commission File Number: 333-263449

ECB Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	88-1502079
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
419 Broadway Everett, Massachusetts	02149
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 387-1110

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES [ ] No [X]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

Yes [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of June 23, 2022.

ECB Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

ECB Bancorp, Inc., a Maryland corporation (the “Company” or the “Registrant”), was formed on March 7, 2022 to serve as the bank holding company for Everett Co-operative Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion. As of March 31, 2022, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Bank is included in this Quarterly Report.

Part I. – Financial Information

Item 1. Financial Statements

Everett Co-operative Bank and Subsidiary

Consolidated Balance Sheets

March 31, 2022 (Unaudited) and December 31, 2021

(in thousands)

	March 31, 2022	December 31, 2021

ASSETS
Cash and due from banks	$4,854	$7,326
Short-term investments	40,919	23,749
Federal funds sold	6,013	21,900
Total cash and cash equivalents	51,786	52,975
Interest-bearing time deposits	300	—
Investments in available-for-sale securities (at fair value)	5,029	5,010
Investments in held-to-maturity securities, at cost (fair values of $66,885 at March 31, 2022 and $65,556 at December 31, 2021)	70,560	65,571
Federal Home Loan Bank stock, at cost	1,087	1,087
Loans held-for-sale	334	1,301
Loans, net of allowance for loan losses of $4,357 as of March 31, 2022 (unaudited) and $4,236 as of December 31, 2021	534,771	517,131
Premises and equipment, net	3,762	3,784
Accrued interest receivable	1,537	1,481
Deferred tax asset, net	2,877	2,971
Bank-owned life insurance	14,236	14,135
Other assets	2,360	1,043
Total assets	$688,639	$666,489

LIABILITIES AND EQUITY
Deposits:
Noninterest-bearing	$86,993	$83,288
Interest-bearing	504,293	488,443
Total deposits	591,286	571,731
Federal Home Loan Bank advances	10,475	9,000
Other liabilities	8,207	8,485
Total liabilities	609,968	589,216
Equity:

Surplus	78,739	77,356
Accumulated other comprehensive loss	(68)	(83)
Total equity	78,671	77,273
Total liabilities and equity	$688,639	$666,489

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Everett Co-operative Bank and Subsidiary

Consolidated Statements of Income (unaudited)

Three Months Ended March 31, 2022 and 2021

(in thousands)

	Three months ended
	March 31,
	2022	2021
Interest and dividend income:
Interest and fees on loans	$5,263	$5,164
Interest and dividends on securities	331	246
Other interest income	16	9
Total interest and dividend income	5,610	5,419
Interest expense:
Interest on deposits	660	1,031
Interest on Federal Home Loan Bank advances	30	42
Total interest expense	690	1,073
Net interest and dividend income	4,920	4,346

Provision for loan losses	121	90
Net interest and dividend income after provision for loan losses	4,799	4,256
Noninterest income:
Customer service fees	100	100
Income from bank-owned life insurance	101	63
Net gain on sales of loans	45	120
Other income	5	6
Total noninterest income	251	289
Noninterest expense:
Salaries and employee benefits	1,987	1,677
Director compensation	106	91
Occupancy and equipment expense	183	187
Data processing	170	168
Computer software and licensing fees	46	92
Advertising and promotions	138	181
Professional fees	165	110
Federal Deposit Insurance Corporation assessment	45	39
Other expense	332	240

Total noninterest expense	3,172	2,785
Income before income tax expense	1,878	1,760
Income tax expense	495	471
Net income	$1,383	$1,289

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Everett Co-operative Bank and Subsidiary

Consolidated Statement of Comprehensive Income (unaudited)

For the Three Months Ended March 31, 2022 and 2021

(in thousands)

	Three months ended
	March 31,
	2022	2021
	(In Thousands)
Net income	$1,383	$1,289
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on securities available-for-sale	15	(10)

Other comprehensive income (loss), net of tax	15	(10)

Comprehensive income	$1,398	$1,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Everett Co-operative Bank and Subsidiary

Statement of Changes in Equity (unaudited)

For the Three Months Ended March 31, 2022 and 2021

(in thousands)

		Accumulated
		Other
		Comprehensive
	Surplus	Loss	Total
Balance, December 31, 2020	$73,314	$(280)	$73,034
Net income	1,289	—	1,289
Other comprehensive loss, net of tax effect	—	(10)	(10)
Balance, March 31, 2021	$74,603	$(290)	$74,313

Balance, December 31, 2021	$77,356	$(83)	$77,273
Net income	1,383	—	1,383
Other comprehensive income, net of tax effect	—	15	15
Balance, March 31, 2022	$78,739	$(68)	$78,671

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Everett Co-operative Bank and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

For the Three Months Ended March 31, 2022 and 2021

(in thousands)

	Three months ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$1,383	$1,289
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	61	93
Provision for loan losses	121	90
Change in deferred loan costs/fees	(64)	136
Gain on sales of loans	(45)	(120)
Proceeds from sales of loans held-for-sale	2,826	7,789
Origination of loans held-for-sale	(1,814)	(7,228)
Depreciation and amortization	73	80
(Increase) decrease in accrued interest receivable	(56)	186
Income from bank-owned life insurance	(101)	(63)
Deferred tax expense	89	—
(Increase) decrease in other assets	(1,317)	11
Decrease in other liabilities	(278)	(163)
Net cash provided by operating activities	878	2,100

Cash flows from investing activities:
Purchases of held-to-maturity securities	(8,793)	(12,376)
Proceeds from paydowns and maturities of held-to-maturity securities	3,744	3,979
Purchase of interest-bearing time deposits	(300)	—
Loan originations and principal collections, net	(17,697)	(8,501)
Capital expenditures	(51)	(81)
Net cash used in investing activities	(23,097)	(16,979)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	21,946	32,853
Net (decrease) increase in time deposits	(2,391)	8,048
Proceeds from long-term Federal Home Loan Bank advances	1,475	4,000
Repayments of long-term Federal Home Loan Bank advances	—	(3,000)
Net cash provided by financing activities	21,030	41,901

Net (decrease) increase in cash and cash equivalents	(1,189)	27,022
Cash and cash equivalents at beginning of year	52,975	43,411
Cash and cash equivalents at end of period	$51,786	$70,433

Supplemental disclosures:
Interest paid	$641	$1,060
Income taxes paid	1,002	259

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Everett Co-operative Bank and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 - PLAN OF CONVERSION

On March 9, 2022, the Board of Directors of the Bank adopted a Plan of Conversion under which the Bank would convert from a Massachusetts mutual co-operative bank into a Massachusetts stock co-operative bank and become the wholly owned subsidiary of a newly chartered stock holding company, ECB Bancorp, Inc. (the “Holding Company”). The Plan of Conversion is subject to the approval of various regulatory agencies. The Plan of Conversion was approved by the required vote of more than two-thirds of the Bank’s depositors present and voting at a special meeting of depositors held on May 5, 2022. The Plan of Conversion also includes the filing of a registration statement with the U.S. Securities and Exchange Commission. If such approvals and non-objections are obtained, the Holding Company will issue and sell shares of its common stock in a subscription offering to eligible depositors of the Bank, tax-qualified employee benefit plans established by the Bank or Holding Company, and other eligible subscribers, and, if necessary, in a community offering to the public.

The offering costs of issuing the capital stock will be deferred and deducted from the proceeds of the offering. In the event the conversion and offering are not completed, any deferred costs will be charged to operations. At March 31, 2022 (unaudited) and December 31, 2021, the Bank had incurred approximately $792,000 and $76,000, respectively, in offering costs, which are included in other assets on the respective consolidated balance sheets.

The Bank shall, at the time of the conversion, establish a Liquidation Account in an amount equal to the net worth of the Bank as of the date of the latest consolidated statement of financial condition contained in the final prospectus distributed in connection with the conversion. The function of the Liquidation Account is to establish a priority on liquidation. The Liquidation Account will be maintained by the Bank for the benefit of the eligible account holders who continue to maintain deposit accounts with the Bank following the conversion. Each eligible account holder shall, with respect to each deposit account, hold a related inchoate interest in a portion of the Liquidation Account balance, in relation to each deposit account balance at the eligibility record date, or to such balance as it may be subsequently reduced, as hereinafter provided. The initial Liquidation Account balance shall not be increased, and shall be subject to downward adjustment to the extent of any downward adjustment of any subaccount balance of any eligible account holder in accordance with the regulations of the Division of Banks of the Commonwealth of Massachusetts.

In the unlikely event of a complete liquidation of the Bank (and only in such event), following all liquidation payments to creditors (including those to depositors to the extent of their deposit accounts) each eligible account holder shall be entitled to receive a liquidating distribution from the Liquidation Account, in the amount of the then-adjusted subaccount balances for his or her deposit accounts then held, before any liquidating distribution may be made to any holder of the Bank’s capital stock.

The Bank may not declare or pay a cash dividend on its outstanding capital stock if the effect thereof would cause its regulatory capital to be reduced below the amount required to maintain the Liquidation Account and under FDIC rules and regulations.

As part of the Plan of Conversion, the Bank intends to establish and fund a charitable foundation (the “Foundation”). The Foundation will be funded with $600,000 in cash and 260,000 shares of Holding Company common stock, equaling in the aggregate $3.2 million.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Everett Co-operative Bank have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements of Everett Co-operative Bank include the balances and results of operations of Everett Co-operative Bank and its wholly-owned subsidiary, First Everett Securities Corporation (referred to herein as “the Bank,” “we,” “us,” or “our”). Intercompany transactions and balances are eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Bank’s financial position as of March 31, 2022 and December 31, 2021 and the results of operations and cash flows for the interim periods ended March 31, 2022 and 2021. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 and accompanying notes thereto included in the Company’s Prospectus filed on Form S-1.

Certain previously reported amounts have been reclassified to conform to the current period’s presentation.

NOTE 3 – RECENT ACCOUNTING STANDARDS UPDATES

ECB Bancorp, Inc. (" the Company) qualifies as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012 and has elected to defer the adoption of new or revised accounting standards until the nonpublic company effective dates. As such, the Company will adopt standards on the nonpublic company effective dates until such time that we no longer qualify as an EGC.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU also requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a reporting entity’s portfolio. Additionally, this ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Bank intends to adopt this ASU effective January 1, 2023. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). To date, the Bank has been assessing the key differences and gaps between its current allowance methodology with those it is considering to use upon adoption. This has included assessing the adequacy of existing data and finalizing a vendor selection for a loss model. The Bank expects to validate its model and execute a parallel run beginning in the second half of 2022.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits-Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this ASU remove disclosures that no longer are considered beneficial, clarify the specific requirements of disclosures, and add disclosures identified as relevant.

Although narrow in scope, the amendments are considered an important part of FASB’s efforts to improve the effectiveness of disclosures in the notes to financial statements by applying concepts in the Concepts Statement. The amendment became effective on December 31, 2021 for the Bank. The adoption of this ASU did not have a material effect on the Bank’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. Update No. 2022-02 applies to public entities that have adopted ASU Topic 326. The amendments in this update eliminate the existing accounting guidance for troubled debt restructures ("TDRs") by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors and instead requires that an entity evaluate whether a modification represents a new loan or a continuation of an existing loan. The amendments also enhance disclosure requirements for certain loans refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 also requires additional disclosure of current period gross write-offs by year of origination for financing receivables to be included in the entity's vintage disclosure, as currently required under Topic 326. All amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Bank is currently assessing the impact of the adoption of this standard on the Bank's consolidated financial statements.

NOTE 4 – INVESTMENTS IN SECURITIES

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows at the dates indicated:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
Held-to-maturity:	Basis	Gains	Losses	Value
		(In Thousands)
March 31, 2022
Debt securities issued by U.S. government-sponsored enterprises	$8,604	$19	$(373)	$8,250
Mortgage-backed securities	48,415	38	(2,966)	45,487
Corporate bonds	10,638	—	(384)	10,254
U.S. Treasury Securities	2,903	—	(9)	2,894
Total held-to-maturity securities	$70,560	$57	$(3,732)	$66,885

December 31, 2021
Debt securities issued by U.S. government-sponsored enterprises	$10,107	$75	$(142)	$10,040
Mortgage-backed securities	44,818	311	(492)	44,637
Corporate bonds	10,646	233	—	10,879
Total held-to-maturity securities	$65,571	$619	$(634)	$65,556

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
Available-for-sale	Basis	Gains	Losses	Value
		(In Thousands)
March 31, 2022
Debt securities
Corporate bonds	$4,989	$40	$—	$5,029
Total available-for-sale securities	$4,989	$40	$—	$5,029

December 31, 2021
Debt securities
Corporate bonds	$4,990	$20	$—	$5,010
Total available-for-sale securities	$4,990	$20	$—	$5,010

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available for sale and held to maturity securities as of March 31, 2022 is presented below:

	Available-
	for-sale	Held-to-maturity
	Fair	Amortized	Fair
	Value	Cost Basis	Value
	(In Thousands)
Within 1 year	$—	$2,009	$2,023
After 1 year through 5 years	5,029	19,272	18,554
After 5 years through 10 years	—	4,662	4,522
After 10 years	—	44,617	41,786
Total	$5,029	$70,560	$66,885

There were no sales of securities during the three months ended March 31, 2022 and 2021.

There were no securities pledged as of March 31, 2022 and December 31, 2021.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of equity as of March 31, 2022 and December 31, 2021.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows as of March 31, 2022:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In Thousands)
As of March 31, 2022
Held-to-maturity
Debt securities issued by U.S. government-sponsored enterprises	$-	$-	$5,209	$(373)	$5,209	$(373)
Mortgage-backed securities	28,743	(1,603)	15,093	(1,363)	43,836	(2,966)
Corporate Bonds	10,254	(384)	-	-	10,254	(384)
U.S. Treasury Securities	2,894	(9)	-	-	2,894	(9)
Total temporarily impaired securities	$41,891	$(1,996)	$20,302	$(1,736)	$62,193	$(3,732)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At March 31, 2022, one debt security issued by a U.S. government-sponsored enterprise, forty-five mortgage backed securities, six corporate bonds and one U.S. treasury security had unrealized losses with aggregate depreciation of 6.68%, 6.34%, 3.61% and 0.31%, respectively, from the Bank’s amortized cost basis. These unrealized losses relate to changes in market interest rates since acquiring the securities. As management has the intent and ability to hold debt securities until maturity, no declines are deemed to be other-than-temporary.
NOTE 5 – LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

Loans consisted of the following as of the dates indicated:

	At March 31,		At December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$268,214	49.7%	$259,673	49.8%
Multi-family	65,258	12.1%	59,517	11.4%
Commercial	103,561	19.2%	99,953	19.2%
Home equity lines of credit	26,626	4.9%	26,050	5.0%
Construction	71,302	13.2%	70,668	13.5%
Other loans
Commercial loans	4,181	0.8%	5,439	1.0%
Consumer	355	0.1%	500	0.1%
	539,497		521,800
Less:
Net deferred loan fees	(369)		(433)
Allowance for losses	(4,357)		(4,236)
Total loans, net	$534,771		$517,131

Certain directors and executive officers of the Bank and companies in which they have a significant ownership interest are also customers of the Bank. Total outstanding loan balances to such persons and their companies amounted to $1,320,000 and $1,257,000 as of March 31, 2022 and December 31, 2021, respectively. The following table sets forth the activity for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
	(In Thousands)

Beginning Balance	$1,257	$1,268
New Loans	—	450
Advances	100	—
Paydowns	(37)	(794)
Ending Balance	$1,320	$924

The following tables set forth information regarding the allowance for loan losses as of and for the three months ended March 31, 2022 and 2021:

	Real Estate
				Home Equity
	Residential	Multi-family	Commercial	Lines of Credit	Construction	Commercial	Consumer	Unallocated	Total
					(In Thousands)
As of March 31, 2022
Allowance for loan losses
Beginning balance	$1,271	$417	$1,099	$185	$855	$60	$2	$347	$4,236
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	40	46	51	6	16	(10)	(1)	(27)	121
Ending balance	$1,311	$463	$1,150	$191	$871	$50	$1	$320	$4,357

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,311	463	1,150	191	871	50	1	320	4,357
Total allowance for loan losses ending balance	$1,311	$463	$1,150	$191	$871	$50	$1	$320	$4,357

Loans
Ending balance:
Individually evaluated for impairment	$641	$—	$—	$99	$—	$—	$—	$—	$740
Collectively evaluated for impairment	267,573	65,258	103,561	26,527	71,302	4,181	355	—	538,757
Total Loans	$268,214	$65,258	$103,561	$26,626	$71,302	$4,181	$355	$—	$539,497

	Real Estate
				Home Equity
	Residential	Multi-family	Commercial	Lines of Credit	Construction	Commercial	Consumer	Unallocated	Total
					(In Thousands)
As of March 31, 2021
Allowance for loan losses
Beginning balance	$1,167	$266	$1,175	$208	$802	$103	$4	$151	$3,876
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	(3)	56	(95)	(28)	(103)	13	(3)	253	90
Ending balance	$1,164	$322	$1,080	$180	$699	$116	$1	$404	$3,966

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,164	322	1,080	180	699	116	1	404	3,966
Total allowance for loan losses ending balance	$1,164	$322	$1,080	$180	$699	$116	$1	$404	$3,966

Loans
Ending balance:
Individually evaluated for impairment	$1,403	$—	$772	$99	$—	$4	$—	$—	$2,278
Collectively evaluated for impairment	240,914	47,313	90,025	26,047	61,318	11,500	399	—	477,516
Total Loans	$242,317	$47,313	$90,797	$26,146	$61,318	$11,504	$399	$—	$479,794

The following tables set forth information regarding nonaccrual loans and past-due loans as of the dates indicated:

							90 days
				Total			or more	Loans on
	30–59 Days	60–89 Days	90 Days or More	Past Due	Total Current	Total Loans	and accruing	Non-accrual
	(in Thousands)
As of March 31, 2022
Real estate loans:
Residential	$321	$—	$360	$681	$267,533	$268,214	$—	$641
Multi-family	—	—	—	—	65,258	65,258	—	—
Commercial	—	—	—	—	103,561	103,561	—	—
Home equity lines of credit	—	99	—	99	26,527	26,626	—	99
Construction	—	—	—	—	71,302	71,302	—	—

Other loans:
Commercial	—	—	—	—	4,181	4,181	—	—
Consumer	—	—		—	355	355	—	—
	$321	$99	$360	$780	$538,717	$539,497	$—	$740

							90 days
				Total			or more	Loans on
	30–59 Days	60–89 Days	90 Days or More	Past Due	Total Current	Total Loans	and accruing	Non-accrual
	(in Thousands)
As of December 31, 2021
Real estate loans:
Residential	$—	$88	$817	$905	$258,768	$259,673	$—	$883
Multi-family	—	—	—	—	59,517	59,517	—	—
Commercial	—	—	—	—	99,953	99,953	—	—
Home equity lines of credit	99	—	—	99	25,951	26,050	—	99
Construction	—	—	—	—	70,668	70,668	—	—

Other loans:
Commercial	—	—	—	—	5,439	5,439	—	—
Consumer	1	—	—	1	499	500	—	—
	$100	$88	$817	$1,005	$520,795	$521,800	$—	$982

Information about loans that meet the definition of an impaired loan in Accounting Standards Codification (ASC) 310-10-35 is as follows as of and for the three months ended March 31 2022 and 2021:

	As of March 31, 2022			Three Months Ended March 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

March 31, 2022
With no related allowance recorded:
Real estate loans:
Residential	$641	$641	$—	$685	$7
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity lines of credit and loans	99	99	—	99	1
Construction	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—
Total impaired with no related allowance	740	740	—	784	8
With an allowance recorded:
Real estate loans:
Residential	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines of credit and loans	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—
Total impaired with a related allowance	—	—	—	—	—
Total
Real estate loans:
Residential	641	641	—	685	7
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity lines of credit and loans	99	99	—	99	1
Construction	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—
Total impaired loans	$740	$740	$—	$784	$8

	As of March 31, 2021			Three Months Ended March 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

March 31, 2021
With no related allowance recorded:
Real estate loans:
Residential	$1,403	$1,403	$—	$906	$6
Multi-family	—	—	—	—	—
Commercial	772	772	—	774	14
Home equity lines of credit and loans	99	99	—	99	1
Construction	—	—	—	—	—
Other loans:
Commercial	4	4	—	4	—
Total impaired with no related allowance	2,278	2,278	—	1,783	21
With an allowance recorded:
Real estate loans:
Residential	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines of credit and loans
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—
Total impaired with a related allowance	—	—	—	—	—
Total
Real estate loans:
Residential	1,403	1,403	—	906	6
Multi-family	—	—	—	—	—
Commercial	772	772	—	774	14
Home equity lines of credit and loans	99	99	—	99	1
Construction	—	—	—	—	—
Other loans:
Commercial	4	4	—	4	—
Total impaired loans	$2,278	$2,278	$—	$1,783	$21

The Bank classifies loan modifications as TDRs when a borrower is experiencing financial difficulties and it has granted a concession to the borrower. All TDRs, regardless of size, are evaluated for impairment individually to determine the probable loss content and are assigned a specific loan allowance, if deemed appropriate, in the determination of the allowance for loan losses. The financial effects of TDRs are reflected in the components that comprise the allowance for loan losses in either the amount of charge-offs or loan loss provision and ultimate allowance level.

During the three months ended March 31, 2022 and 2021, there were no loans that were modified in a troubled debt restructuring.

During the three months ended March 31, 2022 and 2021, there were no loans modified as TDR loans that subsequently defaulted within one year of the modification.

As of March 31, 2022 and December 31, 2021, there were no commitments to lend additional funds to borrowers whose loans were modified as troubled debt restructurings.

The Bank has granted COVID-19 related loan modifications in accordance with the provisions of Section 4013 of the CARES Act. These modifications generally included payment deferrals of principal and/or interest for a period of time with the deferred interest either capitalized to the loan amount or due as a balloon payment at maturity. As of March 31, 2022 and December 31, 2021, there were no loans that were still subject to a COVID-19 related loan modification agreement.

The following tables present the Bank’s loans by risk rating as of the dates indicated:

	Real Estate
				Home Equity
	Residential	Multi-family	Commercial	Lines of Credit	Construction	Commercial	Consumer	Total
					(In Thousands)
As of March 31, 2022
Grade
Pass	$34,125	$65,258	$103,561	$4,408	$65,245	$4,081	$-	$276,678
Special mention	727	-	-	99	-	100	-	926
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loans not formally rated	233,362	-	-	22,119	6,057	-	355	261,893
	$268,214	$65,258	$103,561	$26,626	$71,302	$4,181	$355	$539,497

	Real Estate
				Home Equity
	Residential	Multi-family	Commercial	Lines of Credit	Construction	Commercial	Consumer	Total
					(In Thousands)
As of December 31, 2021
Grade
Pass	$34,613	$59,517	$99,953	$624	$64,623	$5,339	$-	$264,669
Special mention	970	-	-	99	394	100	-	1,563
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loans not formally rated	224,090	-	-	25,327	5,651	-	500	255,568
	$259,673	$59,517	$99,953	$26,050	$70,668	$5,439	$500	$521,800

Credit Quality Information

The Bank utilizes a seven grade internal loan rating system for multi-family and commercial real estate, construction, commercial loans and certain residential and home equity lines of credit as follows:

Loans rated 1 – 3: Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 4: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 5: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Bank will sustain some loss if the weakness is not corrected.

Loans rated 6: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 7: Loans in this category are considered uncollectible (loss) and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Bank formally reviews the ratings on all commercial and industrial loans with aggregate potential outstanding balances of $500,000 or more, and all other commercial loans (including multi-family and construction loans as well as residential and home equity line of credit loans to commercial borrowers) with aggregate potential outstanding balances of $750,000 or more. For all other loans, the Bank initially assesses credit quality based upon the borrower’s ability to pay and subsequently monitors these loans based on the borrower’s payment activity.

There was one consumer mortgage loan in the amount of $243,000 that was secured by residential real estate in the process of foreclosure as of March 31, 2022 and December 31, 2021.
NOTE 6 – EMPLOYEE BENEFITS

Pension Plans

Defined Benefit Plan

The Bank provides pension benefits for its employees through membership in the Defined Benefit Plan of the Co-operative Banks Employees Retirement Association (CBERA) (the Plan). The Plan is a multi-employer plan whereby the contributions by each bank are not restricted to provide benefits to the employees of the contributing bank. Each employee reaching the age of 21 and having completed at least one year of service automatically becomes eligible to participate in the Plan. Participants become vested after completion of six years of eligible service.

At the December 15, 2021 Bank Board of Directors meeting, the Directors voted to freeze benefit accruals and withdraw from the CBERA Plan as of April 30, 2022. The Bank recorded a liability as of December 31, 2021 and a related expense, each in the amount of $2,001,000, related to this withdrawal.

For the three months ended March 31, 2022 a benefit of $341,000 was recorded to reflect a reduction in the liability related to the pending withdrawal from the defined benefit plan. The reduction was primarily driven by increases in interest rates since December 31, 2021, which caused defined benefit plan discount rates to rise. The liability as of March 31, 2022 was $1,660,000.

In May of 2022, the final withdrawal liability was determined to be $1,419,000, which resulted in a benefit of $241,000, which was recorded in May of 2022. The Bank paid the final amount and has withdrawn from the plan.

401(k) Plan

In addition to the defined benefit plan, the Bank has adopted a savings plan which qualifies under Section 401(k) of the Internal Revenue Code and provides for voluntary contributions by participating employees ranging from one percent to fifty percent of their compensation, subject to certain limitations based on federal tax laws. The Bank makes matching contributions equal to 100% of each employee’s voluntary contributions, up to seven percent of the employee’s compensation.

Total pension expense related to the 401(k) plan for the three months ended March 31, 2022 and 2021 amounted to $85,000 and $61,000, respectively.

Employee Incentive Plan

The Bank provides an employee incentive plan which is approved annually by the Board of Directors, based on various factors. The employee incentive plan expense for the three months ended March 31, 2022 and 2021 amounted to $266,000 and $137,000, respectively.

Supplemental Executive Retirement Plan (SERP)

The Bank formed a SERP for certain executive officers. This plan provides nonfunded retirement benefits designed to supplement benefits available through the Bank’s retirement plan for employees.

The expense for the three months ended March 31, 2022 and 2021 amounted to $25,000 and $30,000, respectively.

Director Fee Continuation Plan (DFCP)

Effective January 1, 2017, the Bank established a Director Fee Continuation Plan which provides supplemental retirement benefits for directors. Under the DFCP, individuals who are directors as of the effective date of the DFCP are 100% vested in their benefits. Individuals who become directors after the effective date shall be fully vested in their accounts after having served on the Board of Directors for twelve years. The expense for the three months ended March 31, 2022 and 2021 amounted to $32,000 and $28,000, respectively.

Supplemental Executive Retirement Agreement

On January 1, 2018, the Bank entered into a supplemental executive retirement agreement with an executive officer whereby the Bank is obligated to provide post-retirement salary continuation benefits equal to 60% of the executive officer’s final average compensation, as defined. Benefits are 100% vested, commence upon retirement, and are payable based on a ten-year certain and life annuity. The liability for the Plan amounted to $2,519,000 and $2,332,000 as of March 31, 2022 and December 31, 2021, respectively. The expense recognized for the Plan for the three months ended March 31, 2022 and 2021 amounted to $187,000 and $204,000, respectively.

NOTE 7 - FAIR VALUE MEASUREMENTS

ASC 820-10, Fair Value Measurement – Overall, provides a framework for measuring fair value under U.S. GAAP. This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

In accordance with ASC 820-10, the Bank groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 – Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Bank’s financial assets and financial liabilities carried at fair value for March 31, 2022 and December 31, 2021.

The Bank’s investment in debt instruments available for sale is generally classified within Level 2 of the fair value hierarchy. For those securities, the Bank obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that considers standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

The Bank’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using appraisals of similar properties obtained from a third party, and are adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise, or changes in the market conditions from time of valuation. For Level 3 inputs, fair values are based upon management’s estimates of the value of the underlying collateral or the present value of the expected cash flows.

As of March 31, 2022 and December 31, 2021, the following summarizes assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
		Markets for	Observable	Inputs
		Identical Assets	Inputs	Level 3
		Level 1	Level 2

		(In Thousands)
March 31, 2022
Corporate bonds	$5,029	$—	$5,029	$—
				$—
Total available for-sale-securities	$5,029	$—	$5,029	$—

December 31, 2021
Corporate bonds	$5,010	$—	$5,010	$—

Total available for-sale-securities	$5,010	$—	$5,010	$—

Under certain circumstances, the Bank makes adjustments to its assets and liabilities although they are not measured at fair value on an ongoing basis.

As of March 31, 2022 and December 31, 2021, the Bank had no assets or liabilities for which a nonrecurring change in fair value had been recorded.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. For March 31, 2022 and December 31, 2021, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

	March 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(In Thousands)
Financial assets:
Cash and cash equivalents	$51,786	$51,786	$51,786	$-	$-
Interest bearing time deposits	300	300	-	300	-
Held-to-maturity securities	70,560	66,885	-	66,885	-
Federal Home Loan Bank stock	1,087	1,087	-	1,087	-
Loans, net	534,771	528,430	-	-	528,430
Loans held for sale	334	334	-	341	-
Accrued interest receivable	1,537	1,537	1,537	-	-
Bank-owned life insurance	14,236	14,236	-	14,236	-

Financial liabilities:
Deposits, other than certificates of deposit	$366,857	$366,857	$-	$366,857	$-
Certificates of deposit	224,429	220,713	-	220,713	-
Federal Home Loan Bank advances	10,475	10,089	-	10,089	-
Accrued interest payable	88	88	88	-	-

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(In Thousands)
Financial assets:
Cash and cash equivalents	$52,975	$52,975	$52,975	$-	$-
Held-to-maturity securities	65,571	65,556	-	65,556	-
Federal Home Loan Bank stock	1,087	1,087	-	1,087	-
Loans, net	517,131	517,167	-	-	517,167
Loans held for sale	1,301	1,322	-	1,322	-
Accrued interest receivable	1,481	1,481	1,481	-	-
Bank-owned life insurance	14,135	14,135	-	14,135	-

Financial liabilities:
Deposits, other than certificates of deposit	$344,911	$344,911	$-	$344,911	$-
Certificates of deposit	226,820	227,265	-	227,265	-
Federal Home Loan Bank advances	9,000	8,969	-	8,969	-
Accrued interest payable	39	39	39	-	-

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but usually includes income producing commercial properties or residential real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of March 31, 2022 and December 31, 2021, the maximum potential amount of the Bank’s obligation was $13,000 and $13,000, respectively, for standby letters of credit. The Bank’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Bank may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

Amounts of financial instrument liabilities whose contract amounts represent off-balance sheet credit risk are as follows as of March 31, 2022:

	March 31, 2022	December 31, 2021
	(In Thousands)
Commitments to originate loans	$55,523	$24,658
Unadvanced funds on lines of credit	46,144	45,548
Unadvanced funds on construction loans	35,765	37,352
Letters of credit	13	13
	$137,445	$107,571

The Bank accrues for credit losses related to off-balance sheet financial instruments. Potential losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for loan losses. The allowance for off-balance sheet loan losses is recorded within other liabilities on the consolidated balance sheets and amounted to $254,000 and $235,000 as of March 31, 2022 and December 31, 2021, respectively.

NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows for the three months ended March 31 2022 and 2021:

	Three months ended
	March 31,
	2022	2021
	(In thousands)

Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) on available-for-sale securities	$20	$(13)
Reclassification adjustment for realized gains in net income	—	—
	20	(13)
Income tax (expense) benefit	(5)	3
Net-of-tax amount	15	(10)
Other comprehensive income (loss), net of tax	$15	$(10)

Accumulated other comprehensive loss as of March 31, 2022 and December 31, 2021 consists of unrecognized benefit costs, net of taxes, and unrealized holding gains on securities available for sale, net of tax, as follows:

	As of March 31, 2022	As of December 31, 2021
	(In thousands)
Net unrealized holding gains on securities available-for-sale, net of tax	$29	$14
Unrecognized SERP costs, net of tax	(53)	(53)
Unrecognized director fee continuation plan costs, net of tax	(44)	(44)

Accumulated other comprehensive loss	$(68)	$(83)

NOTE 10 – REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Management believes, as of March 31, 2022, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2022, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table as of the dates indicated:

					Minimum To Be Well
					Capitalized Under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2022
Total Capital (to Risk Weighted Assets)	$83,350	18.05%	$36,945	8.0%	$46,181	10.0%
Tier 1 Capital (to Risk Weighted Assets)	78,739	17.05%	27,709	6.0%	36,945	8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	78,739	17.05%	20,782	4.5%	30,018	6.5%
Tier 1 Capital (to Average Assets)	78,739	11.78%	26,740	4.0%	33,425	5.0%

As of December 31, 2021
Total Capital (to Risk Weighted Assets)	$81,827	17.77%	$36,842	8.0%	$46,052	10.0%
Tier 1 Capital (to Risk Weighted Assets)	77,356	16.80%	27,631	6.0%	36,842	8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	77,356	16.80%	20,723	4.5%	29,934	6.5%
Tier 1 Capital (to Average Assets)	77,356	11.83%	26,164	4.0%	32,705	5.0%

NOTE 11 - SUBSEQUENT EVENTS

As discussed in Note 1, the Plan of Conversion was approved by the required vote of more than two-thirds of the Bank’s depositors present and voting at a special meeting of depositors held on May 5, 2022.

As discussed in Note 6, in May of 2022, the final pension withdrawal liability was determined to be $1,419,000, which resulted in a benefit of $241,000, which was recorded in May of 2022. The Bank paid the final amount and has withdrawn from the defined benefit pension plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2022 and 2021 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “intend,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•
statements of our goals, intentions and expectations;
•
statements regarding our business plans, prospects, growth and operating strategies;
•
statements regarding the quality of our loan portfolio; and
•
estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
conditions relating to the COVID-19 pandemic, including the severity and duration of the associated economic slowdown either nationally or in our market areas, that are worse than expected;
•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses;
•
our ability to access cost-effective funding;
•
fluctuations in real estate values and both residential and commercial real estate market conditions;
•
demand for loans and deposits in our market area;
•
our ability to implement and change our business strategies;
•
competition among depository and other financial institutions;
•
inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
•
adverse changes in the securities or secondary mortgage markets;
•
changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
•
changes in the quality or composition of our loan or investment portfolios;
•
technological changes that may be more difficult or expensive than expected;
•
the inability of third-party providers to perform as expected;
•
a failure or breach of our operational or security systems or infrastructure, including cyberattacks;

•
our ability to manage market risk, credit risk and operational risk;
•
our ability to enter new markets successfully and capitalize on growth opportunities;
•
changes in consumer spending, borrowing and savings habits;
•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•
the risk of adverse changes in business conditions due to geo-political tensions;
•
our ability to attract and retain key employees; and
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in ECB Bancorp, Inc.’s Prospectus dated May 13, 2022, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 20, 2022, and as supplemented on June 21, 2022.

Critical Accounting Estimates

The accounting and reporting policies of the Company are in accordance with U.S. GAAP and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses, and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them, as needed. Management has discussed the Company’s critical accounting policies and estimates with the Audit Committee of the Board of Directors.

Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when it is believed the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in the Company’s judgment, will be adequate to absorb probable and estimable losses inherent in the loan portfolio. The judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total Assets. Total assets increased $22.2 million, or 3.3%, to $688.6 million at March 31, 2022 from $666.5 million at December 31, 2021. The increase was primarily the result of increases in loans and held-to-maturity securities.

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.2 million, or 2.2%, to $51.8 million at March 31, 2022 from $53.0 million at December 31, 2021.

Securities Held-To-Maturity. Securities held-to-maturity increased $5.0 million, or 7.6%, to $70.6 million at March 31, 2022 from $65.6 million at December 31, 2021, primarily due to purchases of securities of $8.8 million partially offset by principal repayments of $3.7 million.

Loans. Net loans increased $17.6 million, or 3.4%, to $534.8 million at March 31, 2022 from $517.1 million at December 31, 2021. The largest increases in our loan portfolio were in one- to four-family residential, multi-family and commercial real estate loans. One- to four-family residential real estate loans increased $8.5 million, or 3.3%, from December 31, 2021 to March 31, 2022. Multi-family real estate loans increased $5.7 million, or 9.6%, from December 31, 2021 to March 31, 2022 and commercial real estate loans increased $3.6 million, or 3.6%, from December 31, 2021 to March 31, 2022. In addition, to help manage interest rate risk and generate non-interest income, we sell certain one- to four-family residential mortgage loans into the secondary market on a servicing-released basis. During the three months ended March 31, 2022, we sold $2.8 million in loans and recognized gains of $45,000.

Bank-owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Bank-owned life insurance increased $101,000, or 0.7%, to $14.2 million at March 31, 2022 from $14.1 million at December 31, 2021. The increase was due to income from bank-owned life insurance of $101,000 during the three months ended March 31, 2022.

Deposits. Deposits increased $19.6 million, or 3.4%, to $591.3 million at March 31, 2022 from $571.7 million at December 31, 2021. Core deposits (defined as all deposits other than certificates of deposit) increased $21.9 million, or 6.4%, to $366.9 million at March 31, 2022 from $344.9 million at December 31, 2021. This increase was primarily a result of a $16.4 million, or 9.0%, increase in money market accounts to $199.7 million at March 31, 2022 from $183.2 million at December 31, 2021. At March 31, 2022 and December 31, 2021, we had $19.9 million of brokered deposits.

Federal Home Loan Bank Advances. Advances from the Federal Home Loan Bank increased $1.5 million, or 16.4%, to $10.5 million at March 31, 2022 from $9.0 million at December 31, 2021, due to a new New England Fund advance of $1.5 million with a cost of 1.35%. The advance is being used to fund an affordable housing initiative.

Equity. Total equity increased $1.4 million, or 1.8%, to $78.7 million at March 31, 2022 from $77.3 million at December 31, 2021, primarily due to net income of $1.4 million for the three months ended March 31, 2022.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and March 31, 2021

Net Income. Net income was $1.4 million for the three months ended March 31, 2022, compared to net income of $1.3 million for the three months ended March 31, 2021, an increase of $94,000, or 7.3%. The increase was primarily due to a $574,000 increase in net interest and dividend income, offset in part by a $387,000 increase in non-interest expense.

Interest and Dividend Income. Interest and dividend income increased $191,000, or 3.5%, to $5.6 million for the three months ended March 31, 2022 from $5.4 million for the three months ended March 31, 2021, primarily due to a $99,000 increase in interest and fees on loans and an $85,000 increase in interest and dividends on securities. The increase in interest and fees on loans was primarily due to an increase of $46.9 million in the average balance of the loan portfolio to $527.1 million for the three months ended March 31, 2022 from $480.3 million for the three months ended March 31, 2021. The increase in interest and dividends on securities was driven primarily by an increase of $10.6 million in the average balance of the investment security portfolio to $72.0 million for the three months ended March 31, 2022 from $61.4 million for the three months ended March 31, 2021 as well as $37,000 in income recognized on cost method investments. The weighted average yield for the loan portfolio decreased 31 basis points to 4.05% for the three months ended March 31, 2022 from 4.36% for the three months ended March 31, 2021, primarily due to lower market interest rates. Paycheck Protection Program ("PPP") loans contributed an additional $74,000 and $206,000 in net fees for the three months ended March 31, 2022 and 2021, respectively. PPP loans at March 31, 2022 totaled $1.8 million compared to $3.4 million at December 31, 2021 and $9.8 million at March 31, 2021.

Average interest-earning assets increased $56.2 million, to $642.3 million for the three months ended March 31, 2022 from $586.1 million for the three months ended March 31, 2021. The yield on interest earning-assets decreased 23 basis points to 3.52% for the three months ended March 31, 2022 from 3.75% for the three months ended March 31, 2021.

Interest Expense. Total interest expense decreased $383,000, or 35.7%, to $690,000 for the three months ended March 31, 2022 from $1.1 million for the three months ended March 31, 2021. Interest expense on deposit accounts decreased $371,000, or 36.0%, to $660,000 for the three months ended March 31, 2022 from $1.0 million for the three months ended March 31, 2021, due to a decrease in the weighted average rate on interest-bearing deposits to 0.54% for the 2022 quarter from 0.94% for the 2021 quarter, which more than offset an increase in the average balance of interest-bearing deposits of $47.5 million, or 10.7%, to $492.4 million for the three months ended March 31, 2022 from $444.9 million for the three months ended March 31, 2021.

Net Interest and Dividend Income. Net interest and dividend income increased $574,000, or 13.2%, to $4.9 million for the three months ended March 31, 2022 from $4.3 million for the three months ended March 31, 2021, primarily due to a $56.2 million increase in the average balance of interest-earning assets during the three months ended March 31, 2022, together with an increase in the interest rate spread to 2.96% for the 2022 quarter from 2.81% for the 2021 quarter and an increase in the net interest margin to 3.08% for the three months ended March 31, 2022 from 3.00% for the three months ended March 31, 2021. The increase in the interest rate spread and the net interest margin was primarily due to a decrease in the weighted average rate paid on interest-bearing liabilities to 0.56% for the three months ended March 31, 2022 from 0.94% for the three months ended March 31, 2021, partially offset by an increase in the average balances on interest-bearing liabilities and a decrease in yields on interest-earning assets.

Provision for Loan and Lease Losses. Based on management’s analysis of the adequacy of the allowance for loan and lease losses, a provision of $121,000 was recorded for the three months ended March 31, 2022, compared to a provision of $90,000 for the three months ended March 31, 2021. The $31,000, or 34.4%, increase in the provision was primarily due to loan portfolio growth.

Noninterest Income. Noninterest income decreased $38,000, or 13.1%, to $251,000 for the three months ended March 31, 2022 from $289,000 for the three months ended March 31, 2021. A $75,000 decrease in net gains on sales of loans was partially offset by a $38,000 increase in income from bank-owned life insurance. The table below sets forth our noninterest income for three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Customer service fees	$100	$100	$—	—%
Income from bank-owned life insurance	101	63	38	60.3
Net gain on sales of loans	45	120	(75)	(62.5)
Other	5	6	(1)	(16.7)
Total noninterest income	$251	$289	$(38)	(13.1)%

Noninterest Expense. Noninterest expense increased $387,000, or 13.9%, to $3.2 million for the three months ended March 31, 2022 from $2.8 million for the three months ended March 31, 2021, driven by increases in salary and employee benefits. Salary and employee benefit expenses increased $310,000, or 18.5%, resulting primarily from additional employees and normal salary increases. Included within salaries and employee benefits is a benefit of $341,000 recorded to reflect a reduction in the liability related to our pending withdrawal from our defined benefit plan. The reduction was primarily driven by increases in interest rates since December 31, 2021, which caused defined benefit plan discount rates to rise. As described elsewhere in this prospectus, the recent hires of several executive officers and other seasoned bankers to allow us to implement our growth strategy will continue to increase our compensation and benefits expense in 2022 and thereafter, which will increase our noninterest expense.

The table below sets forth our noninterest expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$1,987	$1,677	$310	18.5%
Director Compensation	106	91	15	16.6
Occupancy and equipment	183	187	(4)	(2.1)
Data processing	170	168	2	1.2
Computer software and licensing fees	46	92	(46)	(50.0)
Advertising and promotions	138	181	(43)	(23.8)
Professional fees	165	110	55	50.0
FDIC Assessment	45	39	6	15.4
Other	332	240	92	38.3
Total noninterest expense	$3,172	$2,785	$387	13.9%

Income Tax Expense. Income tax expense increased $24,000, or 5.1%, to $495,000 for the three months ended March 31, 2022 from $471,000 for the three months ended March 31, 2021. The effective tax rate was 26.4% and 26.8% for the three months ended March 31, 2022 and 2021, respectively.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. Average balances are daily average balances. Non-accrual loans are included in average balances only. Average yields include the effect of deferred costs and fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended March 31,
	2022			2021
	Average Outstanding Balance	Interest	Yield/ Rate(5)	Average Outstanding Balance	Interest	Yield/ Rate(5)

Interest-earning assets:
Total loans	$527,129	$5,263	4.05%	$480,266	$5,164	4.36%
Securities (1)	72,035	294	1.65%	61,397	240	1.58%
Short term investments and federal funds sold	43,126	15	0.15%	44,477	9	0.08%
Interest bearing deposits	50	1	0.71%	0	—	0.00%
Total interest-earning assets	642,340	5,573	3.52%	586,140	5,413	3.75%
Non-interest-earning assets	26,166			19,709
Total assets	$668,506			$605,849

Interest-bearing liabilities:
Regular savings accounts	51,065	6	0.05%	43,677	10	0.09%
Checking accounts	27,193	10	0.15%	23,561	16	0.28%
Money market accounts	187,224	131	0.28%	153,760	171	0.45%
Certificates of deposit	226,925	513	0.92%	223,897	834	1.51%
Total interest-bearing deposits	492,407	660	0.54%	444,895	1,031	0.94%
Federal Home Loan Bank advances	9,246	30	1.32%	18,733	42	0.91%
Total interest-bearing liabilities	501,653	690	0.56%	463,628	1,073	0.94%
Non-interest-bearing demand deposits	80,784			63,778
Non-interest-bearing liabilities	8,087			4,812
Total liabilities	590,524			532,218
Stockholders' Equity	77,982			73,631
Total liabilities and stockholders' equity	$668,506			$605,849

Net interest income		$4,883			$4,340
Net interest rate spread (2)			2.96%			2.81%
Net interest-earning assets (3)	$140,687			$122,512
Net interest margin (4)			3.08%			3.00%

Average interest-earning assets to interest- bearing liabilities			128.04%			126.42%

(1)

Excludes FHLB stock dividends of $5,000 and $6,000 for the three months ended March 31, 2022 and March 31, 2021, respectively, and $32,000 of interest on cost method investments recorded within other assets for the three months ended March 31, 2022.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized

Rate/Volume Analysis. The following tables present the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by current year volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Three Months Ended March 31, 2022 vs. 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$483	$(384)	$99
Securities	43	11	54
Short term investments and Federal funds sold	-	6	6
Interest bearing deposits	1	-	1
Total interest-earning assets	$527	$(367)	$160

Interest-bearing liabilities:
Interest-bearing demand deposits	$2	$(8)	$(6)
Regular savings and other deposits	1	(5)	(4)
Money market deposits	32	(72)	(40)
Certificates of deposit	11	(332)	(321)
Total deposits	46	(417)	(371)
Advances from the Federal Home Loan Bank	(26)	14	(12)
Other interest-bearing liabilities
Total interest-bearing liabilities	$20	$(403)	$(383)

Change in net interest income	$507	$36	$543

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Boston. At March 31, 2022, we had outstanding advances of $10.5 million from the Federal Home Loan Bank. At March 31, 2022, we had unused borrowing capacity of $119.3 million with the Federal Home Loan Bank.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.

At March 31, 2022, we had $55.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $46.1 million in unused lines of credit to borrowers and $35.8 million in unadvanced construction loans.

Certificates of deposit due within one year of March 31, 2022 totaled $139.6 million, or 23.6%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2023, or on our savings and money market accounts.

We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of March 31, 2022.

Our primary investing activity is originating loans. During the three months ended March 31, 2022 and the year ended December 31, 2021, we funded $53.6 million and $254.6 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, and to a lesser extent, both FHLB advances and brokered deposits. We experienced net increases in deposits of $19.6 million and $80.3 million for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, the level of brokered time deposits was $19.9 million and $19.9 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors.

For additional information, see the consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2022, Everett Co-operative Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 10 of the notes to consolidated financial statements.

The net proceeds from the offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the offering are used for general corporate purposes, including funding loans. Our financial condition and results of operations will be enhanced by the net proceeds from the offering, which will increase our net interest-earning assets and net interest income.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented in this Form 10-Q have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
There were no sales of unregistered securities during the period covered by this Report.
(b)
Not applicable.
(c)
There were no issuer repurchases of securities during the period covered by this Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECB BANCORP, INC.

Date: June 24, 2022	/s/Richard J. O'Neil, Jr.
Richard J. O’Neil, Jr.
President and Chief Executive Officer

Date: June 24, 2022	/s/John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer