Form 10-Q
period 2022-06-30
ECB Bancorp, Inc. /MD/
filed 2022-08-12
CIK 1914605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ______________________

Commission File Number: 001-41456

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

YES [ X ] No [ ]

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

As of August 12, 2022, 9,175,247 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

ECB Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

ECB Bancorp, Inc., a Maryland corporation (the “Company” or the “Registrant”), was formed on March 7, 2022 to serve as the bank holding company for Everett Co-operative Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion. As of June 30, 2022, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Bank is included in this Quarterly Report.

Part I. – Financial Information

Item 1. Financial Statements

Everett Co-operative Bank and Subsidiary

Consolidated Balance Sheets

June 30, 2022 (Unaudited) and December 31, 2021

(in thousands)

	June 30, 2022	December 31, 2021

ASSETS
Cash and due from banks	$5,716	$7,326
Short-term investments	33,452	23,749
Federal funds sold	15,831	21,900
Total cash and cash equivalents	54,999	52,975
Interest-bearing time deposits	300	—
Investments in available-for-sale securities (at fair value)	4,982	5,010
Investments in held-to-maturity securities, at cost (fair values of $63,963 at June 30, 2022 and $65,556 at December 31, 2021)	69,676	65,571
Federal Home Loan Bank stock, at cost	1,599	1,087
Loans held-for-sale	-	1,301
Loans, net of allowance for loan losses of $5,111 as of June 30, 2022 (unaudited) and $4,236 as of December 31, 2021	623,971	517,131
Premises and equipment, net	3,758	3,784
Accrued interest receivable	1,725	1,481
Deferred tax asset, net	2,860	2,971
Bank-owned life insurance	13,870	14,135
Other assets	4,211	1,043
Total assets	$781,951	$666,489

LIABILITIES AND EQUITY
Deposits:
Noninterest-bearing	$87,300	$83,288
Interest-bearing	576,124	488,443
Total deposits	663,424	571,731
Federal Home Loan Bank advances	30,475	9,000
Other liabilities	8,019	8,485
Total liabilities	701,918	589,216
Equity:

Surplus	80,135	77,356
Accumulated other comprehensive loss	(102)	(83)
Total equity	80,033	77,273
Total liabilities and equity	$781,951	$666,489

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Everett Co-operative Bank and Subsidiary

Consolidated Statements of Income (unaudited)

Three and Six Months Ended June 30, 2022 and 2021

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest and dividend income:
Interest and fees on loans	$5,678	$5,318	$10,941	$10,482
Interest and dividends on securities	330	250	662	496
Other interest income	88	10	104	19
Total interest and dividend income	6,096	5,578	11,707	10,997
Interest expense:
Interest on deposits	647	928	1,307	1,959
Interest on Federal Home Loan Bank advances	83	33	113	75
Total interest expense	730	961	1,420	2,034
Net interest and dividend income	5,366	4,617	10,287	8,963

Provision for loan losses	754	90	875	180
Net interest and dividend income after provision for loan losses	4,612	4,527	9,412	8,783
Noninterest income:
Customer service fees	112	91	212	192
Income from bank-owned life insurance	539	75	640	139
Net gain on sales of loans	23	87	68	207
Other income	16	10	21	16
Total noninterest income	690	263	941	554
Noninterest expense:
Salaries and employee benefits	2,291	1,768	4,280	3,445
Director compensation	107	92	214	183
Occupancy and equipment expense	201	216	384	404
Data processing	180	174	350	343
Computer software and licensing fees	55	58	101	150
Advertising and promotions	138	153	275	335
Professional fees	194	79	359	189
Federal Deposit Insurance Corporation assessment	64	39	109	78
Other expense	351	277	682	516

Total noninterest expense	3,581	2,856	6,754	5,643
Income before income tax expense	1,721	1,934	3,599	3,694
Income tax expense	325	516	820	987
Net income	$1,396	$1,418	$2,779	$2,707

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Everett Co-operative Bank and Subsidiary

Consolidated Statement of Comprehensive Income (unaudited)

Three and Six Months Ended June 30, 2022 and 2021

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income	$1,396	$1,418	$2,779	$2,707
Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on securities available-for-sale	(34)	10	(19)	—

Other comprehensive (loss) income, net of tax	(34)	10	(19)	—

Comprehensive income	$1,362	$1,428	$2,760	$2,707

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Everett Co-operative Bank and Subsidiary

Statement of Changes in Equity (unaudited)

For the Three and Six Months Ended June 30, 2022 and 2021

(in thousands)

		Accumulated
		Other
		Comprehensive
For the three months ended June 30, 2021	Surplus	Loss	Total
Balance, March 31, 2021	$74,603	$(290)	$74,313
Net income	1,418	-	1,418
Other comprehensive income, net of tax effect	-	10	10
Balance, June 30, 2021	$76,021	$(280)	$75,741

For the three months ended June 30, 2022
Balance, March 31, 2022	$78,739	$(68)	$78,671
Net income	1,396	-	1,396
Other comprehensive loss, net of tax effect	-	(34)	(34)
Balance, June 30, 2022	$80,135	$(102)	$80,033

		Accumulated
		Other
		Comprehensive
For the six months ended June 30, 2021	Surplus	Loss	Total
Balance, December 31, 2020	$73,314	$(280)	$73,034
Net income	2,707	-	2,707
Balance, June 30, 2021	$76,021	$(280)	$75,741

For the six months ended June 30, 2022
Balance, December 31, 2021	$77,356	$(83)	$77,273
Net income	2,779	-	2,779
Other comprehensive loss, net of tax effect	-	(19)	(19)
Balance, June 30, 2022	$80,135	$(102)	$80,033

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Everett Co-operative Bank and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

Six Months Ended June 30, 2022 and 2021

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$2,779	$2,707
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	109	179
Provision for loan losses	875	180
Change in deferred loan costs/fees	(86)	316
Gain on sales of loans	(68)	(207)
Proceeds from sales of loans held-for-sale	3,643	11,853
Origination of loans held-for-sale	(2,274)	(11,205)
Depreciation and amortization	145	152
(Increase) decrease in accrued interest receivable	(244)	189
Income from bank-owned life insurance	(200)	(139)
Gain from life insurance policy death benefit	(440)	—
Deferred tax expense	120	—
Increase in other assets	(1,323)	(324)
Increase (decrease) in accrued interest payable	24	(17)
(Decrease) increase in other liabilities	(1,430)	349
Net cash provided by operating activities	1,630	4,033

Cash flows from investing activities:
Purchases of held-to-maturity securities	(9,804)	(14,806)
Proceeds from paydowns and maturities of held-to-maturity securities	5,590	7,582
Premiums paid on bank-owned life insurance	—	(5,000)
Purchase of interest-bearing time deposits	(300)	—
Purchase of Federal Home Loan Bank Stock	(1,577)	—
Redemption of Federal Home Loan Bank Stock	1,065	331
Loan originations and principal collections, net	(107,629)	(27,297)
Capital expenditures	(119)	(96)
Net cash used in investing activities	(112,774)	(39,286)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	93,517	42,788
Net (decrease) increase in time deposits	(1,824)	5,139
Proceeds from long-term Federal Home Loan Bank advances	—	4,000
Repayments of long-term Federal Home Loan Bank advances	—	(13,000)
Net change in short-term Federal Home Loan Bank Advances	21,475	—
Net cash provided by financing activities	113,168	38,927

Net increase in cash and cash equivalents	2,024	3,674
Cash and cash equivalents at beginning of year	52,975	43,411
Cash and cash equivalents at end of period	$54,999	$47,085

Supplemental disclosures:
Interest paid	$1,396	$2,051
Income taxes paid	1,003	1,321
Transfer of bank-owned life insurance to other assets	905	—
Accrued deferred offering costs	940	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Everett Co-operative Bank and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 - PLAN OF CONVERSION

On March 9, 2022, the Board of Directors of the Bank adopted a Plan of Conversion under which the Bank would convert from a Massachusetts mutual co-operative bank into a Massachusetts stock co-operative bank and become the wholly owned subsidiary of a newly chartered stock holding company, ECB Bancorp, Inc. (the “Holding Company”). The Plan of Conversion received all of the approvals of various regulatory agencies and the Plan of Conversion was approved by the required vote of more than two-thirds of the Bank’s depositors present and voting at a special meeting of depositors held on May 5, 2022. The Bank’s mutual to stock conversion and the Company’s stock offering were consummated on July 27, 2022. In the offering, the Company sold 8,915,247 shares of common stock at a per share price of $10.00 for gross offering proceeds of $89.2 million. Additionally, the Company contributed 260,000 shares to the Everett Co-operative Bank Charitable Foundation (the “Foundation”).

The offering costs of issuing the capital stock have been deferred and deducted from the proceeds of the offering. At June 30, 2022 (unaudited) and December 31, 2021, the Bank had incurred approximately $1,965,000 and $76,000, respectively, in offering costs, which are included in other assets on the respective consolidated balance sheets.

The Bank has established a Liquidation Account in an amount equal to the net worth of the Bank as of the date of the latest consolidated statement of financial condition contained in the final prospectus distributed in connection with the conversion. The function of the Liquidation Account is to establish a priority on liquidation of the Bank. The Liquidation Account will be maintained by the Bank for the benefit of the eligible account holders who continue to maintain deposit accounts with the Bank following the conversion. Each eligible account holder shall, with respect to each deposit account, hold a related inchoate interest in a portion of the Liquidation Account balance, in relation to each deposit account balance at the eligibility record date, or to such balance as it may be subsequently reduced, as hereinafter provided. The initial Liquidation Account balance shall not be increased, and shall be subject to downward adjustment to the extent of any downward adjustment of any subaccount balance of any eligible account holder in accordance with the regulations of the Division of Banks of the Commonwealth of Massachusetts.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Bank’s financial position as of June 30, 2022 and December 31, 2021 and the results of operations and cash flows for the interim periods ended June 30, 2022 and 2021. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 and accompanying notes thereto included in the Company’s Prospectus filed on Form S-1.

Certain previously reported amounts have been reclassified to conform to the current period’s presentation.

NOTE 3 – RECENT ACCOUNTING STANDARDS UPDATES

ECB Bancorp, Inc. (the "Company") qualifies as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012 and has elected to defer the adoption of new or revised accounting standards until the nonpublic company effective dates. As such, the Company will adopt standards on the nonpublic company effective dates until such time that we no longer qualify as an EGC.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU also requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a reporting entity’s portfolio. Additionally, this ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Bank intends to adopt this ASU effective January 1, 2023. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). To date, the Bank has been assessing the key differences and gaps between its current allowance methodology with those it is considering to use upon adoption. This has included assessing the adequacy of existing data and selecting a vendor for a loss model. The Bank expects to validate its model and execute a parallel run beginning in the second half of 2022.

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

NOTE 4 – INVESTMENTS IN SECURITIES

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows at the dates indicated:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
Held-to-maturity:	Basis	Gains	Losses	Value
		(In Thousands)
June 30, 2022
Debt securities issued by U.S. government-sponsored enterprises	$8,598	$1	$(449)	$8,150
Mortgage-backed securities	46,545	15	(4,485)	42,075
Corporate bonds	11,630	—	(757)	10,873
U.S. Treasury Securities	2,903	—	(38)	2,865
Total held-to-maturity securities	$69,676	$16	$(5,729)	$63,963

December 31, 2021
Debt securities issued by U.S. government-sponsored enterprises	$10,107	$75	$(142)	$10,040
Mortgage-backed securities	44,818	311	(492)	44,637
Corporate bonds	10,646	233	—	10,879
Total held-to-maturity securities	$65,571	$619	$(634)	$65,556

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
Available-for-sale	Basis	Gains	Losses	Value
		(In Thousands)
June 30, 2022
Debt securities
Corporate bonds	$4,989	$—	$(7)	$4,982
Total available-for-sale securities	$4,989	$—	$(7)	$4,982

December 31, 2021
Debt securities
Corporate bonds	$4,990	$20	$—	$5,010
Total available-for-sale securities	$4,990	$20	$—	$5,010

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available for sale and held to maturity securities as of June 30, 2022 is presented below:

	Available-
	for-sale	Held-to-maturity
	Fair	Amortized	Fair
	Value	Cost Basis	Value
	(In Thousands)
Within 1 year	$—	$2,006	$2,007
After 1 year through 5 years	4,982	19,257	18,144
After 5 years through 10 years	—	5,358	5,126
After 10 years	—	43,055	38,686
Total	$4,982	$69,676	$63,963

There were no sales of securities during the three and six months ended June 30, 2022 and 2021.

The carrying value of securities pledged to secure advances from the Federal Home Loan Bank of Boston (“FHLBB”) were $23.3 million and $0 as of June 30, 2022 and December 31, 2021, respectively.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of equity as of June 30, 2022 and December 31, 2021.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows as of June 30, 2022 and December 31, 2021 :

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In Thousands)
Balance, June 30, 2022
Held to Maturity:
Debt securities issued by U.S. government-sponsored enterprises	$1,005	$(6)	$5,139	$(443)	$6,144	$(449)
Mortgage-backed securities	27,119	(2,524)	13,947	(1,961)	41,066	(4,485)
Corporate Bonds	10,873	(757)	-	-	10,873	(757)
U.S. Treasury Securities	2,865	(38)	-	-	2,865	(38)
Total temporarily impaired securities	$41,862	$(3,325)	$19,086	$(2,404)	$60,948	$(5,729)

Available-for-sale:
Corporate Bonds	$4,982	$(7)	$-	$-	$4,982	$(7)
Total temporarily impaired securities	$4,982	$(7)	$-	$-	$4,982	$(7)

Balance, December 31, 2021
Held to Maturity:
Debt securities issued by U.S. government-sponsored enterprises	$2,919	$(73)	$2,520	$(69)	$5,439	$(142)
Mortgage-backed securities	28,643	(376)	4,259	(116)	32,902	(492)
Total temporarily impaired securities	$31,562	$(449)	$6,779	$(185)	$38,341	$(634)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At June 30, 2022, three debt securities issued by a U.S. government-sponsored enterprise, forty-eight mortgage backed securities, nine corporate bonds and one U.S. treasury security had unrealized losses with aggregate depreciation of 5.2%, 9.6%, 4.6% and 1.3%, respectively, from the Bank’s amortized cost basis. These unrealized losses relate to changes in market interest rates since acquiring the securities. As management has the intent and ability to hold debt securities until maturity, no declines are deemed to be other-than-temporary.

NOTE 5 – LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

Loans consisted of the following as of the dates indicated:

	At June 30,		At December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$294,591	46.8%	$259,673	49.8%
Multi-family	106,658	16.9%	59,517	11.4%
Commercial	117,652	18.7%	99,953	19.2%
Home equity lines of credit and loans	27,988	4.4%	26,050	5.0%
Construction	78,578	12.5%	70,668	13.5%
Other loans
Commercial loans	3,585	0.6%	5,439	1.0%
Consumer	377	0.1%	500	0.1%
	629,429		521,800
Less:
Net deferred loan fees	(347)		(433)
Allowance for losses	(5,111)		(4,236)
Total loans, net	$623,971		$517,131

Certain directors and executive officers of the Bank and companies in which they have a significant ownership interest are also customers of the Bank. Total outstanding loan balances to such persons and their companies amounted to $1,223,000 and $1,257,000 as of June 30, 2022 and December 31, 2021, respectively. The following table sets forth the activity for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)

Beginning Balance	$1,320	$924	$1,257	$1,268
New Loans	—	—	—	450
Advances	200	8	300	8
Paydowns	(297)	(28)	(334)	(822)
Ending Balance	$1,223	$904	$1,223	$904

The carrying value of loans pledged to secure advances from the FHLBB were $185.5 million and $176.2 million as of June 30, 2022 and December 31, 2021, respectively.

The following tables set forth information regarding the allowance for loan losses as of and for the three and six months ended June 30, 2022 and 2021:

	Real Estate
				Home Equity
	Residential	Multi-family	Commercial	Lines of Credit and Loans	Construction	Commercial	Consumer	Unallocated	Total
				(In Thousands)
For the three months ended June 30, 2022
Allowance for loan losses
Beginning balance	$1,311	$463	$1,150	$191	$871	$50	$1	$320	$4,357
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	158	316	203	2	79	(4)	—	—	$754
Ending balance	$1,469	$779	$1,353	$193	$950	$46	$1	$320	$5,111

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,469	779	1,353	193	950	46	1	320	5,111
Total allowance for loan losses ending balance	$1,469	$779	$1,353	$193	$950	$46	$1	$320	$5,111

Loans
Ending balance:
Individually evaluated for impairment	$723	$—	$—	$—	$—	$—	$—	$—	$723
Collectively evaluated for impairment	293,868	106,658	117,652	27,988	78,578	3,585	377	—	628,706
Total Loans	$294,591	$106,658	$117,652	$27,988	$78,578	$3,585	$377	$—	$629,429

	Real Estate
				Home Equity
	Residential	Multi-family	Commercial	Lines of Credit and Loans	Construction	Commercial	Consumer	Unallocated	Total
				(In Thousands)
For the three months ended June 30, 2021
Allowance for loan losses
Beginning balance	$1,164	$322	$1,080	$180	$699	$116	$1	$404	$3,966
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	18	48	(99)	(3)	81	(29)	—	74	90
Ending balance	$1,182	$370	$981	$177	$780	$87	$1	$478	$4,056

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,182	370	981	177	780	87	1	478	4,056
Total allowance for loan losses ending balance	$1,182	$370	$981	$177	$780	$87	$1	$478	$4,056

Loans
Ending balance:
Individually evaluated for impairment	$1,397	$—	$766	$99	$—	$1	$—	$—	$2,263
Collectively evaluated for impairment	250,978	54,443	87,615	25,627	68,576	8,710	379	—	496,328
Total Loans	$252,375	$54,443	$88,381	$25,726	$68,576	$8,711	$379	$—	$498,591

	Real Estate
				Home Equity
	Residential	Multi-family	Commercial	Lines of Credit and Loans	Construction	Commercial	Consumer	Unallocated	Total
				(In Thousands)
For the six months ended June 30, 2022
Allowance for loan losses
Beginning balance	$1,271	$417	$1,099	$185	$855	$60	$2	$347	$4,236
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	198	362	254	8	95	(14)	(1)	(27)	$875
Ending balance	$1,469	$779	$1,353	$193	$950	$46	$1	$320	$5,111

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,469	779	1,353	193	950	46	1	320	5,111
Total allowance for loan losses ending balance	$1,469	$779	$1,353	$193	$950	$46	$1	$320	$5,111

Loans
Ending balance:
Individually evaluated for impairment	$723	$—	$—	$—	$—	$—	$—	$—	$723
Collectively evaluated for impairment	293,868	106,658	117,652	27,988	78,578	3,585	377	—	628,706
Total Loans	$294,591	$106,658	$117,652	$27,988	$78,578	$3,585	$377	$—	$629,429

	Real Estate
				Home Equity
	Residential	Multi-family	Commercial	Lines of Credit and Loans	Construction	Commercial	Consumer	Unallocated	Total
				(In Thousands)
For the six months ended June 30, 2021
Allowance for loan losses
Beginning balance	$1,167	$266	$1,175	$208	$802	$103	$4	$151	$3,876
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	15	104	(194)	(31)	(22)	(16)	(3)	327	180
Ending balance	$1,182	$370	$981	$177	$780	$87	$1	$478	$4,056

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,182	370	981	177	780	87	1	478	4,056
Total allowance for loan losses ending balance	$1,182	$370	$981	$177	$780	$87	$1	$478	$4,056

Loans
Ending balance:
Individually evaluated for impairment	$1,397	$—	$766	$99	$—	$1	$—	$—	$2,263
Collectively evaluated for impairment	250,978	54,443	87,615	25,627	68,576	8,710	379	—	496,328
Total Loans	$252,375	$54,443	$88,381	$25,726	$68,576	$8,711	$379	$—	$498,591

The following tables set forth information regarding nonaccrual loans and past-due loans as of the dates indicated:

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more and accruing	Loans on Non-accrual
	(in Thousands)
As of June 30, 2022
Real estate loans:
Residential	$174	$566	$443	$1,183	$293,408	$294,591	$—	$723
Multi-family	—	—	—	—	106,658	106,658	—	—
Commercial	—	—	—	—	117,652	117,652	—	—
Home equity lines of credit and loans	—	—	—	—	27,988	27,988	—	—
Construction	—	—	—	—	78,578	78,578	—	—

Other loans:
Commercial	—	—	—	—	3,585	3,585	—	—
Consumer	—	—	—	—	377	377	—	—
	$174	$566	$443	$1,183	$628,246	$629,429	$—	$723

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more and accruing	Loans on Non-accrual
	(in Thousands)
As of December 31, 2021
Real estate loans:
Residential	$—	$88	$817	$905	$258,768	$259,673	$—	$883
Multi-family	—	—	—	—	59,517	59,517	—	—
Commercial	—	—	—	—	99,953	99,953	—	—
Home equity lines of credit and loans	99	—	—	99	25,951	26,050	—	99
Construction	—	—	—	—	70,668	70,668	—	—

Other loans:
Commercial	—	—	—	—	5,439	5,439	—	—
Consumer	1	—	—	1	499	500	—	—
	$100	$88	$817	$1,005	$520,795	$521,800	$—	$982

Information about loans that meet the definition of an impaired loan in Accounting Standards Codification (ASC) 310-10-35 is as follows as of and for the three and six months ended June 30, 2022 and 2021:

	As of June 30, 2022			Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in Thousands)

June 30, 2022
With no related allowance recorded:
Real estate loans:
Residential	$723	$723	$—	$696	$5	$691	$12
Multi-family	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Home equity lines of credit and loans	—	—	—	—	—	49	1
Construction	—	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—	—
Total impaired with no related allowance	723	723	—	696	5	740	13
With an allowance recorded:
Real estate loans:
Residential	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
Home equity lines of credit and loans	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—	—
Total impaired with a related allowance	—	—	—	—	—	—	—
Total
Real estate loans:
Residential	723	723	—	696	5	691	12
Multi-family	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Home equity lines of credit and loans	—	—	—	—	—	49	1
Construction	—	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—	—
Total impaired loans	$723	$723	$—	$696	$5	$740	$13

	As of June 30, 2021			Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in Thousands)

June 30, 2021
With no related allowance recorded:
Real estate loans:
Residential	$1,397	$1,397	$—	$1,400	$22	$1,153	$28
Multi-family	—	—	—	—	—	—	—
Commercial	766	766	—	768	—	771	14
Home equity lines of credit and loans	99	99	—	99	—	99	1
Construction	—	—	—	—	—	—	—
Other loans:
Commercial	1	1	—	3	—	3	—
Total impaired with no related allowance	2,263	2,263	—	2,270	22	2,026	43
With an allowance recorded:
Real estate loans:
Residential	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
Home equity lines of credit and loans
Commercial	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—	—
Total impaired with a related allowance	—	—	—	—	—	—	—
Total
Real estate loans:
Residential	1,397	1,397	—	1,400	22	1,153	28
Multi-family	—	—	—	—	—	—	—
Commercial	766	766	—	768	—	771	14
Home equity lines of credit and loans	99	99	—	99	—	99	1
Construction	—	—	—	—	—	—	—
Other loans:
Commercial	1	1	—	3	—	3	—
Total impaired loans	$2,263	$2,263	$—	$2,270	$22	$2,026	$43

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

During the three and six months ended June 30, 2022 and 2021, there were no loans that were modified in a troubled debt restructuring.

During the three and six months ended June 30, 2022 and 2021, there were no loans modified as TDR loans that subsequently defaulted within one year of the modification.

As of June 30, 2022 and December 31, 2021, there were no commitments to lend additional funds to borrowers whose loans were modified as troubled debt restructurings.

The following tables present the Bank’s loans by risk rating as of the dates indicated:

	Real Estate
				Home Equity
	Residential	Multi-family	Commercial	Lines of Credit and Loans	Construction	Commercial	Consumer	Total
	(In Thousands)
As of June 30, 2022
Grade
Pass	$49,206	$106,658	$117,652	$4,755	$73,369	$3,485	$—	$355,125
Special mention	723	—	—	—	—	100	—	823
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated	244,662	—	—	23,233	5,209	—	377	273,481
	$294,591	$106,658	$117,652	$27,988	$78,578	$3,585	$377	$629,429

	Real Estate
				Home Equity
	Residential	Multi-family	Commercial	Lines of Credit and Loans	Construction	Commercial	Consumer	Total
	(In Thousands)
As of December 31, 2021
Grade
Pass	$34,613	$59,517	$99,953	$624	$64,623	$5,339	$—	$264,669
Special mention	970	—	—	99	394	100	—	1,563
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated	224,090	—	—	25,327	5,651	—	500	255,568
	$259,673	$59,517	$99,953	$26,050	$70,668	$5,439	$500	$521,800

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

There was one consumer mortgage loan in the amount of $243,000 that was secured by residential real estate in the process of foreclosure as of June 30, 2022 and December 31, 2021.
NOTE 6 – EMPLOYEE BENEFITS

Pension Plans

Defined Benefit Plan

The Bank provided pension benefits for its employees through membership in the Defined Benefit Plan of the Co-operative Banks Employees Retirement Association (CBERA) (the Plan). The Plan is a multi-employer plan whereby the contributions by each bank are not restricted to provide benefits to the employees of the contributing bank. Each employee reaching the age of 21 and having completed at least one year of service automatically became eligible to participate in the Plan. Participants became vested after completion of six years of eligible service.

At the December 15, 2021 Bank Board of Directors meeting, the Directors voted to freeze benefit accruals and withdraw from the CBERA Plan as of April 30, 2022. The Bank recorded a liability as of December 31, 2021 and a related expense, each in the amount of $2,001,000, related to this withdrawal.

For the three and six months ended June 30, 2022 a benefit of $241,000 and $582,000, respectively, was recorded to reflect a reduction in the liability related to the pending withdrawal from the defined benefit plan. The reduction was primarily driven by increases in interest rates since December 31, 2021, which caused defined benefit plan discount rates to rise. In May of 2022, the final withdrawal liability was determined to be $1,419,000, which resulted in a benefit of $241,000 for the three months ended June 30, 2022. The Bank paid the final amount and has withdrawn from the plan. The liability as of June 30, 2022 was $0.

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

Total expense related to the 401(k) plan for the three and six months ended June 30, 2022 amounted to $96,000 and $180,000, respectively. Total pension expense related to the 401(k) plan for the three and six months ended June 30, 2021 amounted to $67,000 and $127,000, respectively.

Employee Incentive Plan

The Bank provides an employee incentive plan which is approved annually by the Board of Directors, based on various factors. The employee incentive plan expense for the three and six months ended June 30, 2022 amounted to $296,000 and $562,000, respectively. The employee incentive plan expense for the three and six months ended June 30, 2021 amounted to $138,000 and $275,000, respectively.

Supplemental Executive Retirement Plan (SERP)

The Bank formed a SERP for certain executive officers. This plan provides nonfunded retirement benefits designed to supplement benefits available through the Bank’s retirement plan for employees.

The expense for the three and six months ended June 30, 2022 amounted to $25,000 and $50,000, respectively. The expense for the three and six months ended June 30, 2021 amounted to $33,000 and $63,000, respectively.

Director Fee Continuation Plan (DFCP)

Effective January 1, 2017, the Bank established a Director Fee Continuation Plan which provides supplemental retirement benefits for directors. Under the DFCP, individuals who are directors as of the effective date of the DFCP are 100% vested in their benefits. Individuals who become directors after the effective date shall be fully vested in their accounts after having served on the Board of Directors for twelve years. The expense for the three and six months ended June 30, 2022 amounted to $32,000 and $64,000, respectively. The expense for the three and six months ended June 30, 2021 amounted to $29,000 and $56,000, respectively.

Supplemental Executive Retirement Agreement

On January 1, 2018, the Bank entered into a supplemental executive retirement agreement with an executive officer whereby the Bank is obligated to provide post-retirement salary continuation benefits equal to 60% of the executive officer’s final average compensation, as defined. Benefits are 100% vested, commence upon retirement, and are payable based on a ten-year certain and life annuity. The liability for the Plan amounted to $2,706,000 and $2,332,000 as of June 30, 2022 and December 31, 2021, respectively. The expense recognized for the Plan for the three and six months ended June 30, 2022 amounted to $187,000 and $374,000, respectively. The expense recognized for the Plan for the three and six months ended June 30, 2021 amounted to $222,000 and $426,000, respectively.

Survivor Benefit Plan

On September 18, 2017, the Bank entered into a Survivor Benefit Plan Participation Agreement with an employee whereby the Bank is obligated to provide two years of recognized compensation, as defined, to the beneficiary if the participant dies while employed by the Bank. During the three months ended June 30, 2022 the participant died. The expense recognized for the three and six months ended June 30, 2022 was $166,000. There was no expense recognized during 2021.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Bank’s financial assets and financial liabilities carried at fair value for June 30, 2022 and December 31, 2021.

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

As of June 30, 2022 and December 31, 2021, the following summarizes assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
		Markets for	Observable	Inputs
		Identical Assets	Inputs	Level 3
		Level 1	Level 2

		(In Thousands)
June 30, 2022
Corporate bonds	$4,982	$—	$4,982	$—
				$—
Total available for-sale-securities	$4,982	$—	$4,982	$—

December 31, 2021
Corporate bonds	$5,010	$—	$5,010	$—

Total available for-sale-securities	$5,010	$—	$5,010	$—

Under certain circumstances, the Bank makes adjustments to its assets and liabilities although they are not measured at fair value on an ongoing basis.

As of June 30, 2022 and December 31, 2021, the Bank had no assets or liabilities for which a nonrecurring change in fair value had been recorded.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. For June 30, 2022 and December 31, 2021, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

	June 30, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(In Thousands)
Financial assets:
Cash and cash equivalents	$54,999	$54,999	$54,999	$-	$-
Interest bearing time deposits	300	300	-	300	-
Held-to-maturity securities	69,676	63,963	-	63,963	-
Federal Home Loan Bank stock	1,599	1,599	-	1,599	-
Loans, net	623,971	609,803	-	-	609,803
Accrued interest receivable	1,725	1,725	1,725	-	-
Bank-owned life insurance	13,870	13,870	-	13,870	-

Financial liabilities:
Deposits, other than certificates of deposit	$438,428	$438,428	$-	$438,428	$-
Certificates of deposit	224,996	218,783	-	218,783	-
Federal Home Loan Bank advances	30,475	29,947	-	29,947	-
Accrued interest payable	73	73	73	-	-

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(In Thousands)
Financial assets:
Cash and cash equivalents	$52,975	$52,975	$52,975	$-	$-
Held-to-maturity securities	65,571	65,556	-	65,556	-
Federal Home Loan Bank stock	1,087	1,087	-	1,087	-
Loans, net	517,131	517,167	-	-	517,167
Loans held for sale	1,301	1,322	-	1,322	-
Accrued interest receivable	1,481	1,481	1,481	-	-
Bank-owned life insurance	14,135	14,135	-	14,135	-

Financial liabilities:
Deposits, other than certificates of deposit	$344,911	$344,911	$-	$344,911	$-
Certificates of deposit	226,820	227,265	-	227,265	-
Federal Home Loan Bank advances	9,000	8,969	-	8,969	-
Accrued interest payable	49	49	49	-	-

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of June 30, 2022 and December 31, 2021, the maximum potential amount of the Bank’s obligation was $13,000 and $13,000, respectively, for standby letters of credit. The Bank’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Bank may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

Amounts of financial instrument liabilities whose contract amounts represent off-balance sheet credit risk are as follows as of June 30, 2022:

	June 30, 2022	December 31, 2021
	(In Thousands)
Commitments to originate loans	$54,505	$24,658
Unadvanced funds on lines of credit	52,812	45,548
Unadvanced funds on construction loans	53,851	37,352
Letters of credit	13	13
	$161,181	$107,571

The Bank accrues for credit losses related to off-balance sheet financial instruments. Potential losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for loan losses. The allowance for off-balance sheet loan losses is recorded within other liabilities on the consolidated balance sheets and amounted to $295,000 and $235,000 as of June 30, 2022 and December 31, 2021, respectively.

NOTE 9 – OTHER COMPREHENSIVE (LOSS) INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows for the three months ended March 31 2022 and 2021:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)

Unrealized (losses) gains on securities:
Net unrealized holding gains (losses) on available-for-sale securities	$(47)	$13	$(28)	$—
Reclassification adjustment for realized gains in net income	—	—	—	—
	(47)	13	(28)	—
Income tax benefit (expense)	13	(3)	9	—
Net-of-tax amount	(34)	10	(19)	—
Other comprehensive (loss) income, net of tax	$(34)	$10	$(19)	$—

Accumulated other comprehensive loss as of June 30, 2022 and December 31, 2021 consists of unrecognized benefit costs, net of taxes, and unrealized holding gains on securities available for sale, net of tax, as follows:

	As of June 30, 2022	As of December 31, 2021
	(In thousands)
Net unrealized holding (losses) gains on securities available-for-sale, net of tax	$(5)	$14
Unrecognized SERP costs, net of tax	(53)	(53)
Unrecognized director fee continuation plan costs, net of tax	(44)	(44)

Accumulated other comprehensive loss	$(102)	$(83)

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

Management believes, as of June 30, 2022, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2022, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table as of the dates indicated:

			Minimum For Capital		Minimum To Be Well
			Adequacy Purposes		Capitalized Under
			Plus Capital		Prompt Corrective
	Actual		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2022
Total Capital (to Risk Weighted Assets)	$85,541	14.41%	$62,337	10.5%	$59,368	10.0%
Tier 1 Capital (to Risk Weighted Assets)	80,135	13.50%	50,463	8.5%	47,494	8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	80,135	13.50%	41,558	7.0%	38,589	6.5%
Tier 1 Capital (to Average Assets)	80,135	11.20%	28,629	4.0%	35,787	5.0%

As of December 31, 2021
Total Capital (to Risk Weighted Assets)	$81,827	17.77%	$48,355	10.5%	$46,052	10.0%
Tier 1 Capital (to Risk Weighted Assets)	77,356	16.80%	39,144	8.5%	36,842	8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	77,356	16.80%	32,236	7.0%	29,934	6.5%
Tier 1 Capital (to Average Assets)	77,356	11.83%	26,164	4.0%	32,705	5.0%

NOTE 11 - SUBSEQUENT EVENTS

As discussed in Note 1, the Bank's mutual to stock conversion and the Company's related stock offering were consummated on July 27, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2022 and 2021 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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
•
inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
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

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total Assets. Total assets increased $115.5 million, or 17.3%, to $782.0 million at June 30, 2022 from $666.5 million at December 31, 2021. The increase was primarily the result of increases in loans and held-to-maturity securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $2.0 million, or 3.8%, to $55.0 million at June 30, 2022 from $53.0 million at December 31, 2021.

Securities Held to Maturity. Securities held to maturity increased $4.1 million, or 6.3%, to $69.7 million at June 30, 2022 from $65.6 million at December 31, 2021, primarily due to purchases of securities of $9.8 million partially offset by principal repayments of $5.6 million.

Loans. Net loans increased $106.8 million, or 20.7%, to $624.0 million at June 30, 2022 from $517.1 million at December 31, 2021. The largest increases in our loan portfolio were in multi-family, one- to four-family residential, commercial real estate and construction loans. Multi-family real estate loans increased $47.1 million, or 79.2%, from December 31, 2021 to June 30, 2022. One- to four-family residential real estate loans increased $34.9 million, or 13.4%, from December 31, 2021 to June 30, 2022. Commercial real estate loans increased $17.7 million, or 17.7%, from December 31, 2021 to June 30, 2022. Construction loans increased $7.9 million, or 11.2%, from December 31, 2021 to June 30, 2022. In addition, to help manage interest rate risk and generate non-interest income, we sell certain one- to four-family residential mortgage loans into the secondary market on a servicing-released basis. During the six months ended June 30, 2022, we sold $3.6 million in loans and recognized gains of $68,000.

Bank-owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Bank-owned life insurance decreased $265,000, or 1.9%, to $13.9 million at June 30, 2022 from $14.1 million at December 31, 2021. The decrease was due to death benefits receivable of $905,000, which included a reduction of our cash surrender value of $465,000 and $440,000 in gains. Partially offsetting the decrease to cash surrender value, we recognized $200,000 from the increase in cash surrender value of our bank-owned life insurance portfolio during the six months ended June 30, 2022.

Deposits. Deposits increased $91.7 million, or 16.0%, to $663.4 million at June 30, 2022 from $571.7 million at December 31, 2021. This increase was primarily the result of an increase in interest bearing demand deposits of $74.5 million. Interest bearing demand deposits included $75.5 million of subscription funds from prospective investors in our initial public offering prior to the closing of the offering. Core deposits (defined as all deposits other than certificates of deposit), excluding the $75.5 million in interest bearing demand deposits related to the offering, increased $18.0 million, or 5.2%, to $362.9 million at June 30, 2022 from $344.9 million at December 31, 2021. This increase was primarily a result of a $12.5 million, or 6.8%, increase in money market accounts to $195.8 million at June 30, 2022 from $183.2 million at December 31, 2021. At June 30, 2022 and December 31, 2021, we had $19.9 million of brokered deposits.

Federal Home Loan Bank Advances. Advances from the Federal Home Loan Bank increased $21.5 million, or 238.6%, to $30.5 million at June 30, 2022 from $9.0 million at December 31, 2021. The increase in advances was due to a new New England Fund advance of $1.5 million being used to fund an affordable housing initiative as well as $20.0 million advance to support loan growth.

Equity. Total equity increased $2.8 million, or 3.6%, to $80.0 million at June 30, 2022 from $77.3 million at December 31, 2021, primarily due to net income of $2.8 million for the six months ended June 30, 2022.

Comparison of Operating Results for the Three Months Ended June 30, 2022 and June 30, 2021

Net Income. Net income was $1.4 million for the three months ended June 30, 2022, compared to net income of $1.4 million for the three months ended June 30, 2021.

Interest and Dividend Income. Interest and dividend income increased $518,000, or 9.3%, to $6.1 million for the three months ended June 30, 2022 from $5.6 million for the three months ended June 30, 2021. The increase was due to a $360,000 increase in interest and fees on loans, an $80,000 increase in interest and dividends on securities and a $78,000 increase in other interest income. The increase in interest and fees on loans was primarily due to an increase of $79.3 million in the average balance of the loan portfolio to $571.5 million for the three months ended June 30, 2022 from $492.2 million for the three months ended June 30, 2021. Partially offsetting this, the weighted average yield for the loan portfolio decreased 35 basis points to 3.98% for the three months ended June 30, 2022 from 4.33% for the three months ended June 30, 2021, primarily due to lower market interest rates and $169,000 in prepayment penalties recognized for the three months ended June 30, 2021 as compared to $1,000 recognized for the three months ended June 30, 2022. In addition, Paycheck Protection Program ("PPP") loans contributed an additional $45,000 and $83,000 in net fees for the three months ended June 30, 2022 and 2021, respectively. PPP loans at June 30, 2022 totaled $878,000 compared to $3.4 million at December 31, 2021.The increase in interest and dividends on securities was due to both an increase of $9.0 million in the average balance of the investment security portfolio to $75.3 million for the three months ended June 30, 2022 from $66.3 million for the three months ended June 30, 2021 as well as an increase in the yield on securities to 1.67% for the three months ended June 30, 2022 from 1.48% for the three months ended June 30, 2021. The increase in other interest income was due to an increase in the yield on short term investments and federal funds sold to 0.86% for the three months ended June 30, 2022 from 0.09% for the three months ended June 30, 2021.

Average interest-earning assets increased $83.5 million, to $687.7 million for the three months ended June 30, 2022 from $604.2 million for the three months ended June 30, 2021. The yield on interest earning-assets decreased 15 basis points to 3.55% for the three months ended June 30, 2022 from 3.70% for the three months ended June 30, 2021.

Interest Expense. Total interest expense decreased $231,000, or 24.0%, to $730,000 for the three months ended June 30, 2022 from $961,000 for the three months ended June 30, 2021. Interest expense on deposit accounts decreased $281,000, or 30.3%, to $647,000 for the three months ended June 30, 2022 from $928,000 for the three months ended June 30, 2021, due to a decrease in the weighted average rate on interest-bearing deposits to 0.50% for the three months ended June 30, 2022 from 0.82% for the three months ended June 30, 2021, which more than offset an increase in the average balance of interest-bearing deposits of $60.8 million, or 13.4%, to $515.2 million for the three months ended June 30, 2022 from $454.4 million for the three months ended June 30, 2021.

Net Interest and Dividend Income. Net interest and dividend income increased $749,000, or 16.2%, to $5.4 million for the three months ended June 30, 2022 from $4.6 million for the three months ended June 30, 2021, primarily due to a $7.9 million increase in the average balance of net interest-earning assets during the three months ended June 30, 2022, together with an increase in the interest rate spread to 3.01% for the three months ended June 30, 2022 from 2.88% for the three months ended June 30, 2021. The increase in the interest rate spread was primarily due to a decrease in the weighted average rate paid on interest-bearing liabilities to 0.54% for the three months ended June 30, 2022 from 0.82% for the three months ended June 30, 2021. The net interest margin increased to 3.12% for the three months ended June 30, 2022 from 3.06% for the three months ended June 30, 2021.

Provision for Loan and Lease Losses. Based on management’s analysis of the adequacy of the allowance for loan losses, a provision of $754,000 was recorded for the three months ended June 30, 2022, compared to a provision of $90,000 for the three months ended June 30, 2021. The $664,000, or 737.8%, increase in the provision was primarily due to loan portfolio growth.

Noninterest Income. Noninterest income increased $427,000, or 162.4%, to $690,000 for the three months ended June 30, 2022 from $263,000 for the three months ended June 30, 2021. The increase was driven by $440,000 of gains recognized into income from life insurance policy death benefits, partially offset by a decrease in net gains on sales of loans of $64,000. The table below sets forth our noninterest income for three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Customer service fees	$112	$91	$21	23.1%
Income from bank-owned life insurance	539	75	464	618.7
Net gain on sales of loans	23	87	(64)	(73.6)
Other	16	10	6	60.0
Total noninterest income	$690	$263	$427	162.4%

Noninterest Expense. Noninterest expense increased $725,000, or 25.4%, to $3.6 million for the three months ended June 30, 2022 from $2.9 million for the three months ended June 30, 2021, mainly driven by increases in salary and employee benefits. Salary and employee benefit expenses increased $523,000, or 29.6%, resulting primarily from additional employees and normal salary increases. Included within salaries and employee benefits is a benefit of $241,000 recorded to reflect a reduction in the liability related to our withdrawal from our defined benefit plan. In addition, during the three months ended June 30, 2022, we recorded expense of $166,000 related to our Survivor Benefit Plan. The recent hires of several executive officers and other seasoned bankers should allow us to implement our growth strategy and will continue to increase our compensation and benefits expense in 2022 and thereafter, which will increase our noninterest expense.

The table below sets forth our noninterest expense for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,291	$1,768	$523	29.6%
Director Compensation	107	92	15	16.5
Occupancy and equipment	201	216	(15)	(6.9)
Data processing	180	174	6	3.4
Computer software and licensing fees	55	58	(3)	5.2
Advertising and promotions	138	153	(15)	(9.8)
Professional fees	194	79	115	145.6
FDIC Assessment	64	39	25	64.1
Other	351	277	74	26.7
Total noninterest expense	$3,581	$2,856	$725	25.4%

Income Tax Expense. Income tax expense decreased $191,000, or 37.0%, to $325,000 for the three months ended June 30, 2022 from $516,000 for the three months ended June 30, 2021. The effective tax rate was 18.9% and 26.7% for the three months ended June 30, 2022 and 2021, respectively. The reduction was driven by the non-taxable bank owned life insurance death benefits recognized during the three months ended June 30, 2022.

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

	For the Three Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest	Yield/ Rate(5)	Average Outstanding Balance	Interest	Yield/ Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$571,505	$5,678	3.98%	$492,169	$5,318	4.33%
Securities (1)	75,261	314	1.67	66,252	244	1.48
Short term investments and federal funds sold	40,624	87	0.86	45,749	10	0.09
Interest bearing deposits	300	1	0.71	-	—	0.00
Total interest-earning assets	687,690	6,080	3.55%	604,170	5,572	3.70%
Non-interest-earning assets	28,042			21,833
Total assets	$715,732			$626,003

Interest-bearing liabilities:
Regular savings accounts	52,836	8	0.06%	46,114	8	0.07%
Checking accounts	41,137	7	0.07	25,034	14	0.22
Money market accounts	198,936	170	0.34	159,197	129	0.33
Certificates of deposit	222,340	462	0.83	224,064	777	1.39
Total interest-bearing deposits	515,249	647	0.50	454,409	928	0.82
Federal Home Loan Bank advances	27,618	83	1.21	12,846	33	1.03
Total interest-bearing liabilities	542,867	730	0.54%	467,255	961	0.82%
Non-interest-bearing demand deposits	85,592			78,723
Non-interest-bearing liabilities	7,726			5,073
Total liabilities	636,185			551,051
Stockholders' Equity	79,547			74,952
Total liabilities and stockholders' equity	$715,732			$626,003

Net interest income		$5,350			$4,611
Net interest rate spread (2)			3.01%			2.87%
Net interest-earning assets (3)	$144,823			$136,915
Net interest margin (4)			3.12%			3.06%

Average interest-earning assets to interest- bearing liabilities			126.68%			129.30%

(1)	Excludes interest and dividends on cost method investments of $16,000 and $6,000 for the three months ended June 30, 2022 and June 30, 2021, respectively.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized

Rate/Volume Analysis. The following tables present the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior period volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Three Months Ended June 30, 2022 vs. 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$811	$(451)	$360
Securities	34	36	70
Short term investments and Federal funds sold	(1)	78	77
Interest bearing deposits	1	-	1
Total interest-earning assets	$845	$(337)	$508

Interest-bearing liabilities:
Interest-bearing demand deposits	$1	$(1)	$-
Regular savings and other deposits	1	(8)	(7)
Money market deposits	34	7	41
Certificates of deposit	(6)	(309)	(315)
Total deposits	30	(311)	(281)
Advances from the Federal Home Loan Bank	44	6	50
Other interest-bearing liabilities
Total interest-bearing liabilities	$74	$(305)	$(231)

Change in net interest income	$771	$(32)	$739
Comparison of Operating Results for the Six Months Ended June 30, 2022 and June 30, 2021

Net Income. Net income was $2.8 million for the six months ended June 30, 2022, compared to net income of $2.7 million for the six months ended June 30, 2021, an increase of $72,000, or 2.7%. The increase was primarily due to a $1.3 million increase in net interest and dividend income and a $387,000 increase in noninterest income, partially offset in part by a $695,000 increase in provision for loan losses and a $1.1 million increase in non-interest expense.

Interest and Dividend Income. Interest and dividend income increased $710,000, or 6.5%, to $11.7 million for the six months ended June 30, 2022 from $11.0 million for the six months ended June 30, 2021, primarily due to a $459,000 increase in interest and fees on loans, $166,000 increase in interest and dividends on securities and an $85,000 increase in other interest income. The increase in interest and fees on loans was primarily due to an increase of $63.2 million in the average balance of the loan portfolio to $549.4 million for the six months ended June 30, 2022 from $486.3 million for the six months ended June 30, 2021. The weighted average yield for the loan portfolio decreased 33 basis points to 4.02% for the six months ended June 30, 2022 from 4.35% for the six months ended June 30, 2021, primarily due to lower market interest rates. PPP loans contributed an additional $103,000 and $202,000 in net fees for the six months ended June 30, 2022 and 2021, respectively. PPP loans at June 30, 2022 totaled $878,000 compared to $3.4 million at December 31, 2021.The increase in interest and dividends on securities was driven primarily by an increase of $9.8 million in the average balance of the investment security portfolio to $73.7 million for the six months ended June 30, 2022 from $63.8 million for the six months ended June 30, 2021 as well as $32,000 in income recognized on cost method investments. The increase in other interest income was due to an increase in the yield on short term investments and federal funds sold to 0.50% for the six months ended June 30, 2022 from 0.08% for the six months ended June 30, 2021.

Average interest-earning assets increased $69.9 million, to $665.1 million for the six months ended June 30, 2022 from $595.2 million for the six months ended June 30, 2021. The yield on interest-earning assets decreased 19 basis points to 3.53% for the six months ended June 30, 2022 from 3.72% for the six months ended June 30, 2021.

Interest Expense. Total interest expense decreased $614,000, or 30.2%, to $1.4 million for the six months ended June 30, 2022 from $2.0 million for the six months ended June 30, 2021. Interest expense on deposit accounts decreased $652,000, or 33.3%, to $1.3 million for the six months ended June 30, 2022 from $2.0 million for the six months ended June 30, 2021, due to a decrease in the weighted average rate on interest-bearing deposits to 0.52% for the six months ended June 30, 2022 from 0.88% for the six months ended June 30, 2021, which more than offset an increase in the average balance of interest-bearing deposits of $54.2 million, or 12.1%, to $503.9 million for the six months ended June 30, 2022 from $449.7 million for the six months ended June 30, 2021.

Net Interest and Dividend Income. Net interest and dividend income increased $1.3 million, or 14.8%, to $10.3 million for the six months ended June 30, 2022 from $9.0 million for the six months ended June 30, 2021, primarily due to a $13.0 million increase in the average balance of net interest-earning assets during the six months ended June 30, 2022, together with an increase in the interest rate spread to 2.98% for the six months ended June 30, 2022 from 2.84% for the six months ended June 30, 2021. The increase in the interest rate spread was primarily due to a decrease in the weighted average rate paid on interest-bearing liabilities to 0.55% for the six months ended June 30, 2022 from 0.88% for the six months ended June 30, 2021. The net interest margin increased to 3.10% for the six months ended June 30, 2022 from 3.03% for the six months ended June 30, 2021.

Provision for Loan and Lease Losses. Based on management’s analysis of the adequacy of the allowance for loan losses, a provision of $875,000 was recorded for the six months ended June 30, 2022, compared to a provision of $180,000 for the six months ended June 30, 2021. The $695,000, or 386.1%, increase in the provision was primarily due to loan portfolio growth.

Noninterest Income. Noninterest income increased $387,000, or 69.9%, to $941,000 for the six months ended June 30, 2022 from $554,000 for the six months ended June 30, 2021. The increase was driven by $440,000 of gains recognized into income from life insurance policy death benefits. A $139,000 decrease in net gains on sales of loans was due to the current interest rate environment and lower originations of saleable loans. The table below sets forth our noninterest income for six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Customer service fees	$212	$192	$20	10.4%
Income from bank-owned life insurance	640	139	501	360.4
Net gain on sales of loans	68	207	(139)	(67.1)
Other	21	16	5	31.3
Total noninterest income	$941	$554	$387	69.9%

Noninterest Expense. Noninterest expense increased $1.1 million, or 19.7%, to $6.8 million for the six months ended June 30, 2022 from $5.6 million for the six months ended June 30, 2021, driven by increases in salary and employee benefits. Salary and employee benefit expenses increased $835,000, or 24.2%, resulting primarily from additional employees and normal salary increases. Included within salaries and employee benefits is a benefit of $582,000 recorded to reflect a reduction in the liability related to our withdrawal from our defined benefit plan. The reduction was primarily driven by increases in interest rates since December 31, 2021, which caused defined benefit plan discount rates to rise. In addition, during the six months ended June 30, 2022, we recorded expense of $166,000 related to our Survivor Benefit Plan. The recent hires of several executive officers and other seasoned bankers should allow us to implement our growth strategy and will continue to increase our compensation and benefits expense in 2022 and thereafter, which will increase our noninterest expense.

The table below sets forth our noninterest expense for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$4,280	$3,445	$835	24.2%
Director Compensation	214	183	31	16.9
Occupancy and equipment	384	404	(20)	(5.0)
Data processing	350	343	7	2.0
Computer software and licensing fees	101	150	(49)	(32.7)
Advertising and promotions	275	335	(60)	(17.9)
Professional fees	359	189	170	89.9
FDIC Assessment	109	78	31	39.7
Other	682	516	166	32.2
Total noninterest expense	$6,754	$5,643	$1,111	19.7%

Income Tax Expense. Income tax expense decreased $167,000, or 16.9%, to $820,000 for the six months ended June 30, 2022 from $987,000 for the six months ended June 30, 2021. The effective tax rate was 22.8% and 26.7% for the six months ended June 30, 2022 and 2021, respectively. The reduction was driven by the non taxable bank owned life insurance death benefits recognized during the six months ended June 30, 2022.

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

	For the Six Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest	Yield/ Rate(5)	Average Outstanding Balance	Interest	Yield/ Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$549,439	$10,941	4.02%	$486,250	$10,482	4.35%
Securities (1)	73,657	608	1.66	63,838	484	1.53
Short term investments and federal funds sold	41,868	103	0.50	45,116	19	0.08
Interest bearing deposits	176	1	0.71	-	—	0.00
Total interest-earning assets	665,140	11,653	3.53%	595,204	10,985	3.72%
Non-interest-earning assets	27,110			20,778
Total assets	$692,250			$615,982

Interest-bearing liabilities:
Regular savings accounts	51,955	15	0.06%	44,902	18	0.08%
Checking accounts	34,203	18	0.11	24,301	30	0.25
Money market accounts	193,112	301	0.31	156,493	300	0.39
Certificates of deposit	224,620	973	0.87	223,981	1,611	1.45
Total interest-bearing deposits	503,890	1,307	0.52	449,677	1,959	0.88
Federal Home Loan Bank advances	18,483	113	1.23	15,773	75	0.96
Total interest-bearing liabilities	522,373	1,420	0.55%	465,450	2,034	0.88%
Non-interest-bearing demand deposits	83,201			71,292
Non-interest-bearing liabilities	7,908			4,945
Total liabilities	613,482			541,687
Stockholders' Equity	78,768			74,295
Total liabilities and stockholders' equity	$692,250			$615,982

Net interest income		$10,233			$8,951
Net interest rate spread (2)			2.98%			2.84%
Net interest-earning assets (3)	$142,767			$129,754
Net interest margin (4)			3.10%			3.03%

Average interest-earning assets to interest- bearing liabilities			127.33%			127.88%

(1)	Excludes interest and dividends on cost method investments of $54,000 and $12,000 for the six months ended June 30, 2022 and June 30, 2021, respectively.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized

Rate/Volume Analysis. The following tables present the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior year volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Six Months Ended June 30, 2022 vs. 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,297	$(838)	$459
Securities	78	46	124
Short term investments and Federal funds sold	(1)	85	84
Interest bearing deposits	1	-	1
Total interest-earning assets	$1,375	$(707)	$668

Interest-bearing liabilities:
Interest-bearing demand deposits	$3	$(6)	$(3)
Regular savings and other deposits	9	(21)	(12)
Money market deposits	63	(62)	1
Certificates of deposit	5	(643)	(638)
Total deposits	80	(732)	(652)
Advances from the Federal Home Loan Bank	14	24	38
Other interest-bearing liabilities
Total interest-bearing liabilities	$94	$(708)	$(614)

Change in net interest income	$1,281	$1	$1,282

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Boston and the Atlantic Community Bankers Bank. At June 30, 2022, we had outstanding advances of $30.5 million from the Federal Home Loan Bank. At June 30, 2022, we had unused borrowing capacity of $118.1 million with the Federal Home Loan Bank and $10.0 million with the Atlantic Community Bankers Bank.

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

At June 30, 2022, we had $54.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $52.8 million in unused lines of credit to borrowers and $53.9 million in unadvanced construction loans.

Certificates of deposit due within one year of June 30, 2022 totaled $138.6 million, or 20.9%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2023, or on our savings and money market accounts.

We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of June 30, 2022.

Our primary investing activity is originating loans. During the six months ended June 30, 2022 and the year ended December 31, 2021, we funded $208.2 million and $254.6 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, and to a lesser extent, both FHLB advances and brokered deposits. We experienced net increases in deposits of $91.7 million and $80.3 million for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, the level of brokered time deposits was $19.9 million and $19.9 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors.

For additional information, see the consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2022, Everett Co-operative Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 10 of the notes to consolidated financial statements.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(b)
On March 10, 2022, ECB Bancorp, Inc. (the “Company”) filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the mutual to stock conversion of Everett Co-operative Bank and the Company’s related offering of common stock. The Registration Statement (File No. 333-263449) was declared effective by the Securities and Exchange Commission on May 13, 2022. The Company registered 12,493,125 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate offering price of $124.9 million. The stock offering commenced on May 21, 2022, and ended on June 29, 2022. Keefe Bruyette & Woods, Inc. (“KBW”) was engaged to assist in the marketing of the common stock and records management services. The stock offering resulted in gross proceeds of $89.2 million, through the sale of 8,915,247 shares of common stock at a price of $10 per share. Expenses related to the offering were approximately $2.5 million, including $1.1 million paid to KBW. Net proceeds of the offering were approximately $86.6 million. The Company contributed approximately $50.0 million of the net proceeds of the offering to the Bank. In addition, $7.3 million of the net proceeds were used to fund the loan to the employee stock ownership plan, the Company contributed 260,000 shares and $600,000 to the Everett Co-operative Bank Charitable Foundation and approximately $29.3 million of the net proceeds were retained by the Company. The use of proceeds have been and will continue to be deployed primarily to fund new loans. The net proceeds retained by the Company have been deposited with the Bank.

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

ECB BANCORP, INC.

Date: August 12, 2022	/s/Richard J. O'Neil, Jr.
Richard J. O’Neil, Jr.
President and Chief Executive Officer

Date: August 12, 2022	/s/John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer