Form 10-Q
period 2022-09-30
ECB Bancorp, Inc. /MD/
filed 2022-11-10
CIK 1914605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ______________________

Commission File Number: 001-41456

ECB Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	88-1502079
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
419 Broadway Everett, Massachusetts	02149
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 387-1110

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	ECBK	The NASDAQ Stock Market, LLC

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

As of November 10, 2022, 9,175,247 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

ECB Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

ECB Bancorp, Inc., a Maryland corporation (the “Company” or the “Registrant”), was formed on March 7, 2022 to serve as the bank holding company for Everett Co-operative Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion, which was consummated on July 27, 2022. Financial and other information prior to and including July 27, 2022 included in this Quarterly Report is for the Bank.

Part I. – Financial Information

Item 1. Financial Statements

ECB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2022 (Unaudited) and December 31, 2021

(in thousands)

	September 30, 2022	December 31, 2021

ASSETS
Cash and due from banks	$6,644	$7,326
Short-term investments	27,570	45,649
Total cash and cash equivalents	34,214	52,975
Interest-bearing time deposits	300	—
Investments in available-for-sale securities (at fair value)	4,985	5,010
Investments in held-to-maturity securities, at cost (fair values of $61,357 at September 30, 2022 and $65,556 at December 31, 2021)	69,974	65,571
Federal Home Loan Bank stock, at cost	2,352	1,087
Loans held-for-sale	—	1,301
Loans, net of allowance for loan losses of $6,037 as of September 30, 2022 (unaudited) and $4,236 as of December 31, 2021	735,318	517,131
Premises and equipment, net	3,738	3,784
Accrued interest receivable	2,037	1,481
Deferred tax asset, net	4,022	2,971
Bank-owned life insurance	13,970	14,135
Other assets	2,667	1,043
Total assets	$873,577	$666,489

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$91,692	$83,311
Interest-bearing	561,057	488,443
Total deposits	652,749	571,754
Federal Home Loan Bank advances	50,475	9,000
Other liabilities	9,291	8,462
Total liabilities	712,515	589,216

Shareholders' Equity:
Preferred Stock, par value $0.01; Authorized: 1,000,000 shares; Issued and outstanding: 0 shares; and 0 shares, respectively	—	—
Common Stock, par value $0.01; Authorized: 30,000,000 shares; Issued and outstanding: 9,175,247 shares; and 0 shares, respectively	92	—
Additional paid-in capital	89,158	—
Retained earnings	79,100	77,356
Accumulated other comprehensive loss	(100)	(83)
Unallocated common shares held by the Employee Stock Ownership Plan	(7,188)	—
Total shareholders' equity	161,062	77,273
Total liabilities and shareholders' equity	$873,577	$666,489

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(in thousands except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest and dividend income:
Interest and fees on loans	$7,147	$5,221	$18,088	$15,703
Interest and dividends on securities	360	243	1,022	739
Other interest income	251	14	355	32
Total interest and dividend income	7,758	5,478	19,465	16,474
Interest expense:
Interest on deposits	1,025	840	2,332	2,799
Interest on Federal Home Loan Bank advances	197	30	310	105
Total interest expense	1,222	870	2,642	2,904
Net interest and dividend income	6,536	4,608	16,823	13,570
Provision for loan losses	925	90	1,800	270
Net interest and dividend income after provision for loan losses	5,611	4,518	15,023	13,300
Noninterest income:
Customer service fees	114	100	326	292
Income from bank-owned life insurance	90	113	731	252
Net gain on sales of loans	16	138	84	346
Other income	8	7	28	22
Total noninterest income	228	358	1,169	912
Noninterest expense:
Salaries and employee benefits	2,682	2,017	6,967	5,469
Director compensation	106	99	321	284
Occupancy and equipment expense	193	162	571	559
Data processing	196	184	546	527
Computer software and licensing fees	80	83	181	233
Advertising and promotions	236	139	511	473
Professional fees	176	110	535	299
Federal Deposit Insurance Corporation assessment	54	39	163	117
Charitable contributions	3,214	7	3,249	40
Other expense	363	224	1,010	705
Total noninterest expense	7,300	3,064	14,054	8,706
(Loss) income before income tax (benefit) expense	(1,461)	1,812	2,138	5,506
Income tax (benefit) expense	(426)	472	394	1,459
Net (loss) income	$(1,035)	$1,340	$1,744	$4,047
Share data:
Weighted average shares outstanding, basic	8,445,615	-	8,445,615	-
Weighted average shares outstanding, diluted	8,445,615	-	8,445,615	-
Basic (loss) earnings per share	$(0.12)	$-	$0.21	$-
Diluted (loss) earnings per share	$(0.12)	$-	$0.21	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Net (loss) income	$(1,035)	$1,340	$1,744	$4,047
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on securities available-for-sale	2	(3)	(17)	(3)

Other comprehensive income (loss), net of tax	2	(3)	(17)	(3)

Comprehensive (loss) income	$(1,033)	$1,337	$1,727	$4,044

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Statements of Changes in Shareholders' Equity (unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021

(in thousands except share data)

	Three months ended
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP	Total
Balance at June 30, 2021	-	$-	$-	$76,021	$(280)	$-	$75,741
Net Income	-	-	-	1,340	-	-	1,340
Other comprehensive loss, net of tax	-	-	-	-	(3)	-	(3)
Balance at September 30, 2021	-	$-	$-	$77,361	$(283)	$-	$77,078

Balance at June 30, 2022	-	$-	$-	$80,135	$(102)	$-	$80,033
Net loss	-	-	-	(1,035)	-	-	(1,035)
Other comprehensive income, net of tax	-	-	-	-	2	-	2
Proceeds of stock offering and issuance of common shares (net of costs of $2.6 million )	8,181,227	82	79,165	-	-	-	79,247
Issuance of common shares donated to the Everett Co-operative Bank Charitable Foundation	260,000	3	2,597	-	-	-	2,600
Purchase of common shares by the ESOP (734,020 shares)	734,020	7	7,333	-	-	(7,340)	-
ESOP shares committed to be released (15,195 shares)	-	-	63	-	-	152	215
Balance at September 30, 2022	9,175,247	$92	$89,158	$79,100	$(100)	$(7,188)	$161,062

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Statements of Changes in Shareholders' Equity (unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021 (continued)

(in thousands except share data)

	Nine months ended
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP	Total
Balance at December 31, 2020	-	$-	$-	$73,314	$(280)	$-	$73,034
Net income	-	-	-	4,047	-	-	4,047
Other comprehensive loss, net of tax	-	-	-	-	(3)	-	(3)
Balance at September 30, 2021	-	$-	$-	$77,361	$(283)	$-	$77,078

Balance at December 31, 2021	-	$-	$-	$77,356	$(83)	$-	$77,273
Net income	-	-	-	1,744	-	-	1,744
Other comprehensive loss, net of tax	-	-	-	-	(17)	-	(17)
Proceeds of stock offering and issuance of common shares (net of costs of $2.6 million )	8,181,227	82	79,165	-	-	-	79,247
Issuance of common shares donated to the Everett Co-operative Bank Charitable Foundation	260,000	3	2,597	-	-	-	2,600
Purchase of common shares by the ESOP (734,020 shares)	734,020	7	7,333	-	-	(7,340)	-
ESOP shares committed to be released (15,195 shares)		-	63	-	-	152	215
Balance at September 30, 2022	9,175,247	$92	$89,158	$79,100	$(100)	$(7,188)	$161,062

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

Nine Months Ended September 30, 2022 and 2021

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,744	$4,047
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	153	261
Provision for loan losses	1,800	270
Change in deferred loan costs/fees	(169)	259
Gain on sales of loans, net	(84)	(346)
Proceeds from sales of loans	5,824	18,522
Loans originated for sale, net	(4,439)	(18,511)
Depreciation and amortization expense	223	226
(Increase) decrease in accrued interest receivable	(556)	341
Increase in bank-owned life insurance	(301)	(251)
Gain from life insurance policy death benefit	(430)	—
Deferred income tax benefit	(1,045)	—
Issuance of common shares donated to the Everett Co-operative Bank Charitable Foundation	2,600	—
ESOP expense	215	—
Increase in other assets	(1,624)	(52)
Increase in accrued interest payable	247	2
Increase in other liabilities	582	138
Net cash provided by operating activities	4,740	4,906

Cash flows from investing activities:
Purchases of held-to-maturity securities	(11,704)	(20,111)
Proceeds from paydowns and maturities of held-to-maturity securities	7,150	10,789
Premiums paid on bank-owned life insurance	—	(5,000)
Proceeds from life insurance policy death benefit	896	—
Purchase of interest-bearing time deposits	(300)	—
Purchase of Federal Home Loan Bank Stock	(3,084)	—
Redemption of Federal Home Loan Bank Stock	1,819	331
Loan originations and principal collections, net	(212,760)	(25,370)
Purchase of loans	(7,059)	—
Recoveries of loans previously charged off	1	—
Capital expenditures	(177)	(104)
Net cash used in investing activities	(225,218)	(39,465)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	13,468	58,356
Net increase in time deposits	67,527	2,852
Proceeds from long-term Federal Home Loan Bank advances	20,000	4,000
Repayments of long-term Federal Home Loan Bank advances	—	(13,000)
Net change in short-term Federal Home Loan Bank Advances	21,475	—
Net proceeds from issuance of common stock	79,247	—
Net cash provided by financing activities	201,717	52,208

Net (decrease) increase in cash and cash equivalents	(18,761)	17,649
Cash and cash equivalents at beginning of year	52,975	43,411
Cash and cash equivalents at end of period	$34,214	$61,060

Supplemental disclosures:
Interest paid	$2,395	$2,901
Income taxes paid	1,595	1,947

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 - CONVERSION

On March 9, 2022, the Board of Directors of Everett Co-operative Bank ("the Bank") adopted a Plan of Conversion under which the Bank would convert from a Massachusetts mutual co-operative bank into a Massachusetts stock co-operative bank and become the wholly owned subsidiary of a newly chartered stock holding company, ECB Bancorp, Inc. (the “Holding Company”). The Plan of Conversion received all of the approvals of various regulatory agencies and the Plan of Conversion was approved by the required vote of more than two-thirds of the Bank’s depositors present and voting at a special meeting of depositors held on May 5, 2022. The Bank’s mutual to stock conversion and the Company’s stock offering were consummated on July 27, 2022. In the offering, the Company sold 8,915,247 shares of common stock at a per share price of $10.00 for gross offering proceeds of $89.2 million. Additionally, the Company contributed 260,000 shares to the Everett Co-operative Bank Charitable Foundation (the “Foundation”).

The offering costs of issuing the capital stock were deferred and deducted from the proceeds of the offering. At September 30, 2022 (unaudited) and December 31, 2021, the Bank had incurred approximately $2,567,000 and $76,000, respectively, in offering costs.

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of ECB Bancorp, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements of ECB Bancorp, Inc. (referred to herein as "the Company," “we,” “us,” or “our”) include the balances and results of operations of ECB Bancorp, Inc. and Everett Co-operative Bank ("the Bank") its wholly-owned subsidiary as well as First Everett Securities Corporation, a wholly-owned subsidiary of the Bank. Intercompany transactions and balances are eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2022 and December 31, 2021 and the results of operations and cash flows for the interim periods ended September 30, 2022 and 2021. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 and accompanying notes thereto included in the Company’s Prospectus filed with the Securities and Exchange Commission on May 20, 2022 under Securities Act 424(b)(3), and as supplemented on June 21, 2022.

Certain previously reported amounts have been reclassified to conform to the current period’s presentation.

New Significant Accounting Policies

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. ESOP shares committed to be released are considered to be outstanding for purposes of the earnings per share computation. ESOP shares that have not been legally released, but that relate to employee services rendered during an accounting period (interim or annual) ending before the related debt service payment is made, are considered committed to be released. Diluted earnings per share is determined using the treasury stock method and reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Employee Stock Ownership Plan ("ESOP")

ESOP shares are shown as a reduction of equity and are presented in the consolidated statements of changes in shareholders’ equity as unallocated common stock held by ESOP. Compensation expense for the Company’s ESOP is recorded at an amount equal to the shares committed to be allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the period based upon the Company’s estimate of the number of shares committed to be allocated by the ESOP. When the shares are released, unallocated common stock held by ESOP is reduced by the cost of the ESOP shares released and the difference between the average fair market value and the cost of the shares committed to be allocated by the ESOP is recorded as an adjustment to additional paid-in capital. The loan receivable from the ESOP is not reported as an asset nor is the Company’s guarantee to fund the ESOP reported as a liability on the Company’s consolidated balance sheet.

NOTE 3 – RECENT ACCOUNTING STANDARDS UPDATES

The Company qualifies as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012 and has elected to defer the adoption of new or revised accounting standards until the nonpublic company effective dates. As such, the Company will adopt standards on the nonpublic company effective dates until such time that we no longer qualify as an EGC.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU also requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a reporting entity’s portfolio. Additionally, this ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company intends to adopt this ASU effective January 1, 2023. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). To date, the Company has been assessing the key differences and gaps between its current allowance methodology with those it is considering to use upon adoption. This has included assessing the adequacy of existing data and selecting a vendor for a loss model. The Company is in process of finalizing its model and executing parallel runs.

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

Although narrow in scope, the amendments are considered an important part of FASB’s efforts to improve the effectiveness of disclosures in the notes to financial statements by applying concepts in the Concepts Statement. The amendment became effective on December 31, 2021 for the Company. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. Update No. 2022-02 applies to public entities that have adopted ASU Topic 326. The amendments in this update eliminate the existing accounting guidance for troubled debt restructures ("TDRs") by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors and instead requires that an entity evaluate whether a modification represents a new loan or a continuation of an existing loan. The amendments also enhance disclosure requirements for certain loans refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 also requires additional disclosure of current period gross write-offs by year of origination for financing receivables to be included in the entity's vintage disclosure, as currently required under Topic 326. All amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on the Company's consolidated financial statements.

NOTE 4 – INVESTMENTS IN SECURITIES

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows at the dates indicated:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
Held-to-maturity:	Basis	Gains	Losses	Value
		(In Thousands)
September 30, 2022
Debt securities issued by U.S. government-sponsored enterprises	$10,472	$—	$(621)	$9,851
Mortgage-backed securities	44,978	2	(6,748)	$38,232
Corporate bonds	11,621	—	(1,156)	$10,465
U.S. Treasury securities	2,903	—	(94)	$2,809
Total held-to-maturity securities	$69,974	$2	$(8,619)	$61,357

December 31, 2021
Debt securities issued by U.S. government-sponsored enterprises	$10,107	$75	$(142)	$10,040
Mortgage-backed securities	44,818	311	(492)	44,637
Corporate bonds	10,646	233	—	10,879
Total held-to-maturity securities	$65,571	$619	$(634)	$65,556

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
Available-for-sale	Basis	Gains	Losses	Value
		(In Thousands)
September 30, 2022
Debt securities
Corporate bonds	$4,989	$2	$(6)	$4,985
Total available-for-sale securities	$4,989	$2	$(6)	$4,985

December 31, 2021
Debt securities
Corporate bonds	$4,990	$20	$—	$5,010
Total available-for-sale securities	$4,990	$20	$—	$5,010

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available for sale and held to maturity securities as of September 30, 2022 is presented below:

	Available-
	for-sale	Held-to-maturity
	Fair	Amortized	Fair
	Value	Cost Basis	Value
	(In Thousands)
Within 1 year	$—	$3,051	$3,028
After 1 year through 5 years	4,985	20,002	18,435
After 5 years through 10 years	—	5,109	4,613
After 10 years	—	41,812	35,281
Total	$4,985	$69,974	$61,357

There were no sales of securities during the three and nine months ended September 30, 2022 and 2021.

The carrying value of securities pledged to secure advances from the Federal Home Loan Bank of Boston (“FHLBB”) were $22.8 million and $0 as of September 30, 2022 and December 31, 2021, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows as of September 30, 2022 and December 31, 2021 :

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In Thousands)
September 30, 2022
Held to Maturity:
Debt securities issued by U.S. government-sponsored enterprises	$4,851	$(38)	$5,000	$(583)	$9,851	$(621)
Mortgage-backed securities	19,682	(2,781)	18,362	(3,967)	38,044	(6,748)
Corporate bonds	10,465	(1,156)	-	-	10,465	(1,156)
U.S. Treasury securities	2,809	(94)	-	-	2,809	(94)
Total temporarily impaired securities	$37,807	$(4,069)	$23,362	$(4,550)	$61,169	$(8,619)

Available-for-sale:
Corporate bonds	$2,495	$(6)	$-	$-	$2,495	$(6)
Total temporarily impaired securities	$2,495	$(6)	$-	$-	$2,495	$(6)

December 31, 2021
Held to Maturity:
Debt securities issued by U.S. government-sponsored enterprises	$2,919	$(73)	$2,520	$(69)	$5,439	$(142)
Mortgage-backed securities	28,643	(376)	4,259	(116)	32,902	(492)
Total temporarily impaired securities	$31,562	$(449)	$6,779	$(185)	$38,341	$(634)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At September 30, 2022, five debt securities issued by a U.S. government-sponsored enterprise, fifty mortgage backed securities, eight corporate bonds and one U.S. treasury security had unrealized losses with aggregate depreciation of 5.9%, 15.1%, 8.2% and 3.2%, respectively, from the Company’s amortized cost basis. These unrealized losses relate to changes in market interest rates since acquiring the securities. As management has the intent and ability to hold debt securities until maturity or cost recovery, no declines are deemed to be other-than-temporary.

NOTE 5 – LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

Loans consisted of the following as of the dates indicated:

	At September 30,		At December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$324,621	43.8%	$259,673	49.8%
Multi-family	157,415	21.2%	59,517	11.4%
Commercial	136,319	18.4%	99,953	19.2%
Home equity lines of credit and loans	29,126	3.9%	26,050	5.0%
Construction	89,607	12.1%	70,668	13.5%
Other loans
Commercial loans	4,283	0.6%	5,439	1.0%
Consumer	248	0.0%	500	0.1%
	741,619		521,800
Less:
Net deferred loan fees	(264)		(433)
Allowance for loan losses	(6,037)		(4,236)
Total loans, net	$735,318		$517,131

Certain directors and executive officers of the Company and companies in which they have a significant ownership interest are also customers of the Bank. Total outstanding loan balances to such persons and their companies amounted to $973,000 and

$1,257,000 as of September 30, 2022 and December 31, 2021, respectively. The following table sets forth the activity for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)

Beginning Balance	$1,223	$904	$1,257	$1,268
New Loans	—	—	—	450
Advances	75	9	375	17
Paydowns	(325)	(39)	(659)	(861)
Ending Balance	$973	$874	$973	$874

The carrying value of loans pledged to secure advances from the FHLBB were $220.1 million and $176.2 million as of September 30, 2022 and December 31, 2021, respectively.

The following tables set forth information regarding the allowance for loan losses as of and for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30, 2022					As of September 30, 2022
	(in thousands)					(in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance	Allowance for loans individually evaluated for impairment	Allowance for loans collectively evaluated for impairment	Total allowance for loan losses	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total loans
Real estate loans:
One- to four-family residential	$1,469	$-	$-	$183	$1,652	$-	$1,652	$1,652	$699	$323,922	$324,621
Multi-family	779	-	-	386	1,165	-	1,165	1,165	-	157,415	157,415
Commercial	1,353	-	-	201	1,554	-	1,554	1,554	-	136,319	136,319
Home equity lines of credit and loans	193	-	1	10	204	-	204	204	-	29,126	29,126
Construction	950	-	-	131	1,081	-	1,081	1,081	-	89,607	89,607
Other loans:							-
Commercial loans	46	-	-	14	60	-	60	60	-	4,283	4,283
Consumer	1	-	-	-	1	-	1	1	-	248	248
Unallocated	320	-	-	-	320	-	320	320	-	-	-
Total	$5,111	$-	$1	$925	$6,037	$-	$6,037	$6,037	$699	$740,920	$741,619

	For the three months ended September 30, 2021					As of September 30, 2021
	(in thousands)					(in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance	Allowance for loans individually evaluated for impairment	Allowance for loans collectively evaluated for impairment	Total allowance for loan losses	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total loans
Real estate loans:
One- to four-family residential	$1,182	$-	$-	$37	$1,219	$-	$1,219	$1,219	$1,551	$248,108	$249,659
Multi-family	370	-	-	20	390	-	390	390	-	56,461	56,461
Commercial	981	-	-	(6)	975	-	975	975	-	88,605	88,605
Home equity lines of credit and loans	177	-	-	10	187	-	187	187	99	26,285	26,384
Construction	780	-	-	385	1,165	-	1,165	1,165	-	68,661	68,661
Other loans:
Commercial loans	87	-	-	(20)	67	-	67	67	-	6,447	6,447
Consumer	1	-	-	-	1	-	1	1	-	416	416
Unallocated	478	-	-	(336)	142	-	142	142	-	-	-
Total	$4,056	$-	$-	$90	$4,146	$-	$4,146	$4,146	$1,650	$494,983	$496,633

	For the nine months ended September 30, 2022					As of September 30, 2022
	(in thousands)					(in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance	Allowance for loans individually evaluated for impairment	Allowance for loans collectively evaluated for impairment	Total allowance for loan losses	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total loans
Real estate loans:
One- to four-family residential	$1,271	$-	$-	$381	$1,652	$-	$1,652	$1,652	$699	$323,922	$324,621
Multi-family	417	-	-	748	1,165	-	1,165	1,165	-	157,415	157,415
Commercial	1,099	-	-	455	1,554	-	1,554	1,554	-	136,319	136,319
Home equity lines of credit and loans	185	-	1	18	204	-	204	204	-	29,126	29,126
Construction	855	-	-	226	1,081	-	1,081	1,081	-	89,607	89,607
Other loans:					-
Commercial loans	60	-	-	-	60	-	60	60	-	4,283	4,283
Consumer	2	-	-	(1)	1	-	1	1	-	248	248
Unallocated	347	-	-	(27)	320	-	320	320	-	-	-
Total	$4,236	$-	$1	$1,800	$6,037	$-	$6,037	$6,037	$699	$740,920	$741,619

	For the nine months ended September 30, 2021					As of September 30, 2021
	(in thousands)					(in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance	Allowance for loans individually evaluated for impairment	Allowance for loans collectively evaluated for impairment	Total allowance for loan losses	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total loans
Real estate loans:
One- to four-family residential	$1,167	$-	$-	$52	$1,219	$-	$1,219	$1,219	$1,551	$248,108	$249,659
Multi-family	266	-	-	124	390	-	390	390	-	56,461	56,461
Commercial	1,175	-	-	(200)	975	-	975	975	-	88,605	88,605
Home equity lines of credit and loans	208	-	-	(21)	187	-	187	187	99	26,285	26,384
Construction	802	-	-	363	1,165	-	1,165	1,165	-	68,661	68,661
Other loans:					-
Commercial loans	103	-	-	(36)	67	-	67	67	-	6,447	6,447
Consumer	4	-	-	(3)	1	-	1	1	-	416	416
Unallocated	151	-	-	(9)	142	-	142	142	-	-	-
Total	$3,876	$-	$-	$270	$4,146	$-	$4,146	$4,146	$1,650	$494,983	$496,633

The following tables set forth information regarding nonaccrual loans and past-due loans as of the dates indicated:

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more and accruing	Loans on Non-accrual
	(in Thousands)
As of September 30, 2022
Real estate loans:
Residential	$—	$539	$115	$654	$323,967	$324,621	$—	$699
Multi-family	—	—	—	—	157,415	157,415	—	—
Commercial	—	—	—	—	136,319	136,319	—	—
Home equity lines of credit and loans	—	—	—	—	29,126	29,126	—	—
Construction	—	—	—	—	89,607	89,607	—	—

Other loans:
Commercial	3	—	—	3	4,280	4,283	—	—
Consumer	—	1	—	1	247	248	—	—
	$3	$540	$115	$658	$740,961	$741,619	$—	$699

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more and accruing	Loans on Non-accrual
	(in Thousands)
As of December 31, 2021
Real estate loans:
Residential	$—	$88	$817	$905	$258,768	$259,673	$—	$883
Multi-family	—	—	—	—	59,517	59,517	—	—
Commercial	—	—	—	—	99,953	99,953	—	—
Home equity lines of credit and loans	99	—	—	99	25,951	26,050	—	99
Construction	—	—	—	—	70,668	70,668	—	—

Other loans:
Commercial	—	—	—	—	5,439	5,439	—	—
Consumer	1	—	—	1	499	500	—	—
	$100	$88	$817	$1,005	$520,795	$521,800	$—	$982

Information about loans that meet the definition of an impaired loan in Accounting Standards Codification (ASC) 310-10-35 is as follows as of and for the three and nine months ended September 30, 2022 and 2021:

	As of September 30, 2022			Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in Thousands)

September 30, 2022
With no related allowance recorded:
Real estate loans:
Residential	$699	$699	$—	$701	$29	$694	$41
Multi-family	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Home equity lines of credit and loans	—	—	—	—	—	33	1
Construction	—	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—	—
Total impaired with no related allowance	699	699	—	701	29	727	42
With an allowance recorded:
Real estate loans:
Residential	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
Home equity lines of credit and loans	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—	—
Total impaired with a related allowance	—	—	—	—	—	—	—
Total
Real estate loans:
Residential	699	699	—	701	29	694	41
Multi-family	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Home equity lines of credit and loans	—	—	—	—	—	33	1
Construction	—	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—	—
Total impaired loans	$699	$699	$—	$701	$29	$727	$42

	As of September 30, 2021			Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in Thousands)

September 30, 2021
With no related allowance recorded:
Real estate loans:
Residential	$1,551	$1,551	$—	$1,499	$12	$1,346	$40
Multi-family	—	—	—	—	—	—	—
Commercial	—	—	—	509	10	684	24
Home equity lines of credit and loans	99	99	—	99	1	99	2
Construction	—	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	2	—
Total impaired with no related allowance	1,650	1,650	—	2,107	23	2,131	66
With an allowance recorded:
Real estate loans:
Residential	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
Home equity lines of credit and loans
Commercial	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—	—
Total impaired with a related allowance	—	—	—	—	—	—	—
Total
Real estate loans:
Residential	1,551	1,551	—	1,499	12	1,346	40
Multi-family	—	—	—	—	—	—	—
Commercial	—	—	—	509	10	684	24
Home equity lines of credit and loans	99	99	—	99	1	99	2
Construction	—	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	2	—
Total impaired loans	$1,650	$1,650	$—	$2,107	$23	$2,131	$66

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

During the three and nine months ended September 30, 2022 and 2021, there were no loans that were modified in a troubled debt restructuring.

During the three and nine months ended September 30, 2022 and 2021, there were no loans modified as TDR loans that subsequently defaulted within one year of the modification.

As of September 30, 2022 and December 31, 2021, there were no commitments to lend additional funds to borrowers whose loans were modified as troubled debt restructurings.

The following tables present the Bank’s loans by risk rating as of the dates indicated:

	Real Estate
				Home Equity
	Residential	Multi-family	Commercial	Lines of Credit and Loans	Construction	Commercial	Consumer	Total
	(In Thousands)
As of September 30, 2022
Grade
Pass	$59,471	$157,415	$136,319	$5,248	$86,673	$4,183	$—	$449,309
Special mention	913	—	—	—	—	100	—	1,013
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated	264,237	—	—	23,878	2,934	—	248	291,297
	$324,621	$157,415	$136,319	$29,126	$89,607	$4,283	$248	$741,619

	Real Estate
				Home Equity
	Residential	Multi-family	Commercial	Lines of Credit and Loans	Construction	Commercial	Consumer	Total
	(In Thousands)
As of December 31, 2021
Grade
Pass	$34,613	$59,517	$99,953	$624	$64,623	$5,339	$—	$264,669
Special mention	970	—	—	99	394	100	—	1,563
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated	224,090	—	—	25,327	5,651	—	500	255,568
	$259,673	$59,517	$99,953	$26,050	$70,668	$5,439	$500	$521,800

Credit Quality Information

The Company utilizes a seven grade internal loan rating system for multi-family and commercial real estate, construction, commercial loans and certain residential and home equity lines of credit as follows:

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial loans with aggregate potential outstanding balances of $500,000 or more, and all other commercial real estate loans (including multi-family and construction loans as well as residential and home equity line of credit loans to commercial borrowers) with aggregate potential outstanding balances of $750,000 or more. For all other loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and subsequently monitors these loans based on the borrower’s payment activity.

There were no consumer mortgage loans secured by residential real estate in the process of foreclosure as of September 30, 2022. There was one consumer mortgage loan in the amount of $243,000 that was secured by residential real estate in the process of foreclosure as of December 31, 2021.
NOTE 6 – EMPLOYEE BENEFITS

Pension Plans

Defined Benefit Plan

The Company provided pension benefits for its employees through membership in the Defined Benefit Plan of the Co-operative Banks Employees Retirement Association (CBERA) (the Plan). The Plan is a multi-employer plan whereby the contributions by each bank are not restricted to provide benefits to the employees of the contributing bank. Each employee reaching the age of 21 and having completed at least one year of service automatically became eligible to participate in the Plan. Participants became vested after completion of six years of eligible service.

At the December 15, 2021 Board of Directors meeting, the Directors voted to freeze benefit accruals and withdraw from the CBERA Plan as of April 30, 2022. The Company recorded a liability as of December 31, 2021 and a related expense, each in the amount of $2,001,000, related to this withdrawal.

For the three and nine months ended September 30, 2022 a benefit of $0 and $582,000, respectively, was recorded to reflect a reduction in the liability related to the pending withdrawal from the defined benefit plan. The reduction was primarily driven by increases in interest rates since December 31, 2021, which caused defined benefit plan discount rates to rise. In May of 2022, the final withdrawal liability was determined to be $1,419,000. The Company paid the final amount and has withdrawn from the plan. The liability as of September 30, 2022 was $0.

401(k) Plan

In addition to the defined benefit plan, the Company has adopted a savings plan which qualifies under Section 401(k) of the Internal Revenue Code and provides for voluntary contributions by participating employees ranging from 1% to 75% of their compensation, subject to certain limitations based on federal tax laws. The Company makes matching contributions equal to 100% of each employee’s voluntary contributions, up to 7% of the employee’s compensation, as defined.

Total expense related to the 401(k) plan for the three and nine months ended September 30, 2022 amounted to $100,000 and $280,000, respectively. Total expense related to the 401(k) plan for the three and nine months ended September 30, 2021 amounted to $72,000 and $199,000, respectively.

Employee Incentive Plan

The Company provides an employee incentive plan which is approved annually by the Board of Directors, based on various factors. The employee incentive plan expense for the three and nine months ended September 30, 2022 amounted to $355,000 and $918,000, respectively. The employee incentive plan expense for the three and nine months ended September 30, 2021 amounted to $171,000 and $446,000, respectively.

Supplemental Executive Retirement Plan (SERP)

The Company formed a SERP for certain executive officers. This plan provides nonfunded retirement benefits designed to supplement benefits available through the Bank’s retirement plan for employees.

The expense for the three and nine months ended September 30, 2022 amounted to $25,000 and $76,000, respectively. The expense for the three and nine months ended September 30, 2021 amounted to $33,000 and $97,000, respectively.

Director Fee Continuation Plan (DFCP)

Effective January 1, 2017, the Company established a Director Fee Continuation Plan which provides supplemental retirement benefits for directors. Under the DFCP, individuals who are directors as of the effective date of the DFCP are 100% vested in their benefits. Individuals who become directors after the effective date shall be fully vested in their accounts after having served on the Board of Directors for twelve years. The expense for the three and nine months ended September 30, 2022 amounted to $32,000 and $96,000, respectively. The expense for the three and nine months ended September 30, 2021 amounted to $36,000 and $92,000, respectively.

Supplemental Executive Retirement Agreement

On January 1, 2018, the Company entered into a supplemental executive retirement agreement with a named executive officer whereby the Company is obligated to provide post-retirement salary continuation benefits equal to 60% of the executive officer’s final average compensation, as defined. Benefits are 100% vested, commence upon retirement, and are payable based on a ten-year certain and life annuity. The liability for the Plan amounted to $2,894,000 and $2,332,000 as of September 30, 2022 and December 31, 2021, respectively. The expense recognized for the Plan for the three and nine months ended September 30, 2022 amounted to $187,000 and $561,000, respectively. The expense recognized for the Plan for the three and nine months ended September 30, 2021 amounted to $222,000 and $648,000, respectively.

Survivor Benefit Plan

On September 18, 2017, the Company entered into a Survivor Benefit Plan Participation Agreement with an employee whereby the Company is obligated to provide two years of recognized compensation, as defined, to the beneficiary if the participant dies while employed by the Company. During the three months ended June 30, 2022 the participant died. The expense recognized for the three and nine months ended September 30, 2022 was $0 and $166,000, respectively. There was no expense recognized during 2021.

Employee Stock Ownership Plan

As part of the Initial Public Offering ("IPO") completed on July 27, 2022, the Bank established a tax-qualified Employee Stock Ownership Plan ("ESOP") to provide eligible employees the opportunity to own Company shares. The ESOP borrowed $7.3 million from the Company to purchase 734,020 common shares during the IPO. The loan is payable in annual installments over 20 years at an interest rate of 4.75%. As the loan is repaid to the Company, shares are released and allocated proportionally to eligible participants on the basis of each participant’s proportional share of compensation relative to the compensation of all participants. The unallocated ESOP shares are pledged as collateral on the loan.

The Company accounts for its ESOP in accordance with FASB ASC 718-40, Compensation – Stock Compensation. Under this guidance, unreleased shares are deducted from shareholders’ equity as unearned ESOP shares in the accompanying consolidated balance sheets. The Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the difference will be credited or debited to shareholders' equity. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s consolidated balance sheets.

Total compensation expense recognized in connection with the ESOP was $215,000 for both the three and nine months ended September 30, 2022. There was no expense recognized in 2021 related to the ESOP. The following table presents share information held by the ESOP:

As of September 30, 2022
(Dollars in thousands)

Allocated shares	-
Shares committed to be released	15,195
Unallocated shares	718,825
Total shares	734,020
Fair value of unallocated shares	$10,344

NOTE 7 - FAIR VALUE MEASUREMENTS

ASC 820-10, Fair Value Measurement – Overall, provides a framework for measuring fair value under U.S. GAAP. This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

In accordance with ASC 820-10, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2022 and December 31, 2021.

The Company’s investment in debt instruments available for sale is generally classified within Level 2 of the fair value hierarchy. For those securities, the Bank obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that considers standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using appraisals obtained from a third party, and are adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise, or changes in the market conditions from time of valuation. For Level 3 inputs, fair values are based upon management’s estimates of the value of the underlying collateral or the present value of the expected cash flows.

As of September 30, 2022 and December 31, 2021, the following summarizes assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
		Markets for	Observable	Inputs
		Identical Assets	Inputs	Level 3
		Level 1	Level 2

		(In Thousands)
September 30, 2022
Corporate bonds	$4,985	$—	$4,985	$—
				$—
Total available for-sale-securities	$4,985	$—	$4,985	$—

December 31, 2021
Corporate bonds	$5,010	$—	$5,010	$—

Total available for-sale-securities	$5,010	$—	$5,010	$—

Under certain circumstances, the Company makes adjustments to its assets and liabilities although they are not measured at fair value on an ongoing basis.

As of September 30, 2022 and December 31, 2021, the Bank had no assets or liabilities for which a nonrecurring change in fair value had been recorded.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. For September 30, 2022 and December 31, 2021, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

	September 30, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(In Thousands)
Financial assets:
Cash and cash equivalents	$34,214	$34,214	$34,214	$-	$-
Interest bearing time deposits	300	300	-	300	-
Held-to-maturity securities	69,974	61,357	-	61,357	-
Federal Home Loan Bank stock	2,352	2,352	-	2,352	-
Loans, net	735,318	706,930	-	-	706,930
Accrued interest receivable	2,037	2,037	2,037	-	-
Bank-owned life insurance	13,970	13,970	-	13,970	-

Financial liabilities:
Deposits, other than certificates of deposit	$358,402	$358,402	$-	$358,402	$-
Certificates of deposit	294,347	284,886	-	284,886	-
Federal Home Loan Bank advances	50,475	49,734	-	49,734	-
Accrued interest payable	296	296	296	-	-

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(In Thousands)
Financial assets:
Cash and cash equivalents	$52,975	$52,975	$52,975	$-	$-
Held-to-maturity securities	65,571	65,556	-	65,556	-
Federal Home Loan Bank stock	1,087	1,087	-	1,087	-
Loans, net	517,131	517,167	-	-	517,167
Loans held for sale	1,301	1,322	-	1,322	-
Accrued interest receivable	1,481	1,481	1,481	-	-
Bank-owned life insurance	14,135	14,135	-	14,135	-

Financial liabilities:
Deposits, other than certificates of deposit	$344,934	$344,934	$-	$344,934	$-
Certificates of deposit	226,820	227,265	-	227,265	-
Federal Home Loan Bank advances	9,000	8,969	-	8,969	-
Accrued interest payable	49	49	49	-	-

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but usually includes income producing commercial properties or residential real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of September 30, 2022 and December 31, 2021, the maximum potential amount of the Company’s obligation was $13,000 and $13,000, respectively, for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Amounts of financial instrument liabilities whose contract amounts represent off-balance sheet credit risk are as follows as of September 30, 2022:

	September 30, 2022	December 31, 2021
	(In Thousands)
Commitments to originate loans	$48,962	$24,658
Commitments to purchase loans	1,913	-
Unadvanced funds on lines of credit	60,149	45,548
Unadvanced funds on construction loans	66,871	37,352
Letters of credit	13	13
	$177,908	$107,571

The Bank accrues for credit losses related to off-balance sheet financial instruments. Potential losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for loan losses. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $355,000 and $235,000 as of September 30, 2022 and December 31, 2021, respectively.

NOTE 9 – OTHER COMPREHENSIVE (LOSS) INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows for the three and nine months ended September 30 2022 and 2021:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)

Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) on available-for-sale securities	$3	$(4)	$(24)	$(4)
Reclassification adjustment for realized gains in net income	—	—	—	—
	3	(4)	(24)	(4)
Income tax (expense) benefit	(1)	1	7	1
Net-of-tax amount	2	(3)	(17)	(3)
Other comprehensive income (loss), net of tax	$2	$(3)	$(17)	$(3)

Accumulated other comprehensive loss as of September 30, 2022 and December 31, 2021 consists of unrecognized benefit costs, net of taxes, and unrealized holding (losses) gains on securities available for sale, net of tax, as follows:

	As of September 30, 2022	As of December 31, 2021
	(In thousands)
Net unrealized holding (losses) gains on securities available-for-sale, net of tax	$(3)	$14
Unrecognized SERP costs, net of tax	(53)	(53)
Unrecognized director fee continuation plan costs, net of tax	(44)	(44)

Accumulated other comprehensive loss	$(100)	$(83)

NOTE 10 – REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

Management believes, as of September 30, 2022, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2022, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company's and Bank’s actual capital amounts and ratios are presented in the table as of the dates indicated:

			Minimum For Capital		Minimum To Be Well
			Adequacy Purposes		Capitalized Under
			Plus Capital		Prompt Corrective
	Actual		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2022
ECB Bancorp, Inc.
Total Capital (to Risk Weighted Assets)	$167,462	24.05%	$73,119	10.50%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	161,070	23.13%	59,192	8.50%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	161,070	23.13%	48,746	7.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	161,070	19.50%	33,038	4.00%	N/A	N/A
Everett Co-operative Bank
Total Capital (to Risk Weighted Assets)	$135,598	19.42%	$73,299	10.50%	$69,809	10.00%
Tier 1 Capital (to Risk Weighted Assets)	129,206	18.51%	59,338	8.50%	55,847	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	129,206	18.51%	48,866	7.00%	45,376	6.50%
Tier 1 Capital (to Average Assets)	129,206	15.62%	33,083	4.00%	41,353	5.00%

As of December 31, 2021
Total Capital (to Risk Weighted Assets)	$81,827	17.77%	$48,355	10.50%	$46,052	10.00%
Tier 1 Capital (to Risk Weighted Assets)	77,356	16.80%	39,144	8.50%	36,842	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	77,356	16.80%	32,236	7.00%	29,934	6.50%
Tier 1 Capital (to Average Assets)	77,356	11.83%	26,164	4.00%	32,705	5.00%

NOTE 11 - EARNINGS PER SHARE ("EPS")

Basic EPS represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the year, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. There were no securities that had a dilutive effect during the three or nine months ended September 30, 2022, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Earnings per share data is not applicable for the three and nine months ended September 30, 2021 as the Company had no shares outstanding.

	Three months ended	Nine months ended
	September 30, 2022	September 30, 2022
	(In Thousands, except per share data)
Net (loss) income applicable to common shares	$(1,035)	$1,744

Average number of common shares outstanding	9,175,247	9,175,247
Less: Average unallocated ESOP shares	(729,632)	(729,632)
Average number of common shares outstanding used to calculate basic earnings per common share	8,445,615	8,445,615
Common stock equivalents	-	-
Average number of common shares outstanding used to calculate diluted earnings per common share	8,445,615	8,445,615
(Loss) earnings per common share
Basic	$(0.12)	$0.21
Diluted	$(0.12)	$0.21

NOTE 12 - SUBSEQUENT EVENTS

Management has reviewed events occurring through November 10, 2022, the date the unaudited consolidated financial statements were available to be issued and determined that no subsequent events occurred requiring adjustment to or disclosure in these unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2022 and 2021 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

Our critical accounting policy involves the calculation of the allowance for loan losses. A detailed description of this critical accounting policy can be found in our Form S-1 filed with the Securities and Exchange Commission on May 20, 2022, and as supplemented on June 21, 2022.

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total Assets. Total assets increased $207.1 million, or 31.1%, to $873.6 million at September 30, 2022 from $666.5 million at December 31, 2021. The increase was primarily the result of increases in loans and held-to-maturity securities, partially offset by a decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $18.8 million, or 35.4%, to $34.2 million at September 30, 2022 from $53.0 million at December 31, 2021. Cash levels have decreased primarily due to loan originations.

Securities Held to Maturity. Securities held to maturity increased $4.4 million, or 6.7%, to $70.0 million at September 30, 2022 from $65.6 million at December 31, 2021, primarily due to purchases of securities of $11.7 million partially offset by principal repayments of $7.2 million.

Loans. Net loans increased $218.2 million, or 42.2%, to $735.3 million at September 30, 2022 from $517.1 million at December 31, 2021. The largest increases in our loan portfolio were in multi-family, one- to four-family residential, commercial real estate and construction loans. Multi-family real estate loans increased $97.9 million, or 164.5%, from December 31, 2021 to September 30, 2022. One- to four-family residential real estate loans increased $65.0 million, or 25.0%, from December 31, 2021 to September 30, 2022. Commercial real estate loans increased $36.4 million, or 36.4%, from December 31, 2021 to September 30,

2022. Construction loans increased $18.9 million, or 26.8%, from December 31, 2021 to September 30, 2022. In addition, to help manage interest rate risk and generate non-interest income, we sell certain one- to four-family residential mortgage loans into the secondary market on a servicing-released basis. During the nine months ended September 30, 2022, we sold $5.7 million in loans and recognized gains of $84,000.

Bank-owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Bank-owned life insurance decreased $165,000, or 1.2%, to $14.0 million at September 30, 2022 from $14.1 million at December 31, 2021. The decrease was due to a reduction of our cash surrender value of $466,000 related to policy claims due to the death of an insured individual. Partially offsetting the decrease to cash surrender value, we recognized $301,000 from the increase in cash surrender value of our bank-owned life insurance portfolio during the nine months ended September 30, 2022.

Deposits. Deposits increased $81.0 million, or 14.2%, to $652.7 million at September 30, 2022 from $571.7 million at December 31, 2021. This increase was primarily the result of an increase in certificates of deposit of $67.5 million, or 29.8%, an increase in savings accounts of $29.4 million, or 58.7% and an increase in interest bearing demand deposits of $8.4 million or 10.1%. Partially offsetting these increases was a decrease in money market accounts of $23.0 million, or 12.6%. Core deposits (defined as all deposits other than certificates of deposit), increased $13.5 million, or 3.9%, to $358.4 million at September 30, 2022 from $344.9 million at December 31, 2021. At September 30, 2022 and December 31, 2021, we had $84.9 million and $19.9 million of brokered deposits, respectively.

Federal Home Loan Bank Advances. Advances from the Federal Home Loan Bank increased $41.5 million, or 460.8%, to $50.5 million at September 30, 2022 from $9.0 million at December 31, 2021. The increase in advances were utilized to support loan growth.

Shareholders' Equity. Total shareholders' equity increased $83.8 million, or 108.4%, to $161.1 million at September 30, 2022 from $77.3 million at December 31, 2021. The increase was primarily due to net offering proceeds received in connection with the Initial Public Offering of $79.2 million, $2.6 million in equity that was contributed to the Everett Co-operative Bank Charitable Foundation, and net income of $1.7 million for the nine months ended September 30, 2022.

Comparison of Operating Results for the Three Months Ended September 30, 2022 and September 30, 2021

Net Income. We recorded a net loss of $1.0 million for the three months ended September 30, 2022, compared to net income of $1.3 million for the three months ended September 30, 2021. The net loss during the three months ended September 30, 2022 was driven by a $4.2 million increase in other noninterest expense, partially offset by an increase of $1.1 million in net interest and dividend income after the provision for loan losses.

Interest and Dividend Income. Interest and dividend income increased $2.3 million, or 41.6%, to $7.8 million for the three months ended September 30, 2022 from $5.5 million for the three months ended September 30, 2021. The increase was due to a $1.9 million increase in interest and fees on loans, a $117,000 increase in interest and dividends on securities and a $237,000 increase in other interest income. The increase in interest and fees on loans was primarily due to an increase of $183.1 million in the average balance of the loan portfolio to $677.6 million for the three months ended September 30, 2022 from $494.5 million for the three months ended September 30, 2021. The increase in interest and dividends on securities was due to both an increase of $8.3 million in the average balance of the investment security portfolio to $74.3 million for the three months ended September 30, 2022 from $65.9 million for the three months ended September 30, 2021 as well as an increase in the yield on securities to 1.85% for the three months ended September 30, 2022 from 1.43% for the three months ended September 30, 2021. The increase in other interest income was due to an increase in the yield on short term investments to 2.18% for the three months ended September 30, 2022 from 0.11% for the three months ended September 30, 2021. This increase was driven by increases in the rate paid on reserves at the Federal Reserve Bank.

Average interest-earning assets increased $189.0 million, to $797.8 million for the three months ended September 30, 2022 from $608.8 million for the three months ended September 30, 2021. The yield on interest earning-assets increased 28 basis points to 3.85% for the three months ended September 30, 2022 from 3.57% for the three months ended September 30, 2021.

Interest Expense. Total interest expense increased $352,000, or 40.5%, to $1.2 million for the three months ended September 30, 2022 from $870,000 for the three months ended September 30, 2021. Interest expense on deposit accounts increased $185,000, or 22.0%, to $1.0 million for the three months ended September 30, 2022 from $840,000 for the three months ended September 30, 2021, primarily due to an increase in the average balance of interest-bearing deposits of $83.6 million, or 18.1%, to $546.2 million for the three months ended September 30, 2022 from $462.6 million for the three months ended September 30, 2021.

Interest expense on FHLB advances increased $167,000, or 556.7%, to $197,000 for the three months ended September 30, 2022 from $30,000 for the three months ended September 30, 2021, primarily due to an increase in the average balance of FHLB advances of $35.2 million, or 390.8%, to $44.2 million for the three months ended September 30, 2022 from $9.0 million for the three months ended September 30, 2021.

Net Interest and Dividend Income. Net interest and dividend income increased $1.9 million, or 41.8%, to $6.5 million for the three months ended September 30, 2022 from $4.6 million for the three months ended September 30, 2021, primarily due to a $70.2 million increase in the average balance of net interest-earning assets during the three months ended September 30, 2022, together with an increase in the interest rate spread to 3.03% for the three months ended September 30, 2022 from 2.84% for the three months ended September 30, 2021. The increase in the interest rate spread was primarily due to an increase in the weighted average yield earned on interest-earning assets to 3.85% for the three months ended September 30, 2022 from 3.57% for the three months ended September 30, 2021. The net interest margin increased to 3.24% for the three months ended September 30, 2022 from 3.00% for the three months ended September 30, 2021.

Provision for Loan Losses. Based on management’s analysis of the adequacy of the allowance for loan losses, a provision of $925,000 was recorded for the three months ended September 30, 2022, compared to a provision of $90,000 for the three months ended September 30, 2021. The $835,000, or 927.8%, increase in the provision was primarily due to loan portfolio growth.

Noninterest Income. Noninterest income decreased $130,000, or 36.3%, to $228,000 for the three months ended September 30, 2022 from $358,000 for the three months ended September 30, 2021. The decrease was driven by a decrease in net gains on sales of loans of $122,000. The table below sets forth our noninterest income for three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Customer service fees	$114	$100	$14	14.0%
Income from bank-owned life insurance	90	113	(23)	(20.4)
Net gain on sales of loans	16	138	(122)	(88.4)
Other	8	7	1	14.3
Total noninterest income	$228	$358	$(130)	(36.3)%

Noninterest Expense. Noninterest expense increased $4.2 million, or 138.3%, to $7.3 million for the three months ended September 30, 2022 from $3.1 million for the three months ended September 30, 2021, mainly driven by increases in charitable contributions and salaries and employee benefits. Charitable contributions increased to $3.2 million for the three months ended September 30, 2022 from $7,000 three months ended September 30, 2021 resulting from a $3.2 million contribution to the Everett Co-operative Bank Charitable Foundation, representing 260,000 shares of our common stock and $600,000 in cash contributed as part of our initial public offering. Salaries and employee benefit expenses increased $665,000, or 33.0%, resulting primarily from additional employees and normal salary increases. The recent hires of several executive officers and other seasoned bankers should allow us to implement our growth strategy. Included within salaries and employee benefits for the three months ended September 30, 2022 is $215,000 of expenses related to the Employee Stock Ownership Plan. There were no expenses related to this plan in 2021.

The table below sets forth our noninterest expense for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,682	$2,017	$665	33.0%
Director Compensation	106	99	7	7.2
Occupancy and equipment	193	162	31	19.1
Data processing	196	184	12	6.5
Computer software and licensing fees	80	83	(3)	(3.6)
Advertising and promotions	236	139	97	69.8
Professional fees	176	110	66	60.0
FDIC Assessment	54	39	15	38.5
Charitable contributions	3,214	7	3,207	45,814.3
Other expense	363	224	139	62.1
Total noninterest expense	$7,300	$3,064	$4,236	138.3%

Income Tax Expense. Income tax expense decreased $898,000, or 190.3%, to a benefit of $426,000 for the three months ended September 30, 2022 from an expense of $472,000 for the three months ended September 30, 2021. The effective tax rate was (29.2%) and 26.0% for the three months ended September 30, 2022 and 2021, respectively. The change in the effective tax rate was due to a net loss for the three months ended September 30, 2022 compared to net income for three months ended September 30, 2021

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. Average balances are daily average balances. Non-accrual loans are included in average balances only. Average yields include the effect of deferred costs and fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest	Yield/ Rate(5)	Average Outstanding Balance	Interest	Yield/ Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$677,634	$7,147	4.18%	$494,504	$5,221	4.19%
Securities (1)	74,273	346	1.85	65,924	238	1.43
Short term investments	45,638	250	2.18	48,419	14	0.11
Interest bearing time deposits	300	1	0.71	—	—	—
Total interest-earning assets	797,845	7,744	3.85%	608,847	5,473	3.57%
Non-interest-earning assets	28,102			24,030
Total assets	$825,947			$632,877

Interest-bearing liabilities:
Regular savings accounts	57,106	13	0.09%	48,526	6	0.05%
Checking accounts	48,135	5	0.04	26,626	15	0.22
Money market accounts	178,833	215	0.48	167,709	130	0.31
Certificates of deposit	262,082	792	1.20	219,712	689	1.24
Total interest-bearing deposits	546,156	1,025	0.74	462,573	840	0.72
Federal Home Loan Bank advances	44,171	197	1.77	9,000	30	1.32
Total interest-bearing liabilities	590,327	1,222	0.82%	471,573	870	0.73%
Non-interest-bearing demand deposits	89,299			79,509
Non-interest-bearing liabilities	7,996			5,406
Total liabilities	687,622			556,488
Shareholders' Equity	138,325			76,389
Total liabilities and shareholders' equity	$825,947			$632,877

Net interest income		$6,522			$4,603
Net interest rate spread (2)			3.03%			2.84%
Net interest-earning assets (3)	$207,518			$137,274
Net interest margin (4)			3.24%			3.00%

Average interest-earning assets to interest- bearing liabilities			135.15%			129.11%

(1) Excludes interest and dividends on cost method investments of $14,000 and $5,000 for the three months ended September 30, 2022 and 2021, respectively.

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

	Three Months Ended September 30, 2022 vs. 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,931	$(5)	$1,926
Securities	33	75	108
Short term investments	(1)	237	236
Interest bearing time deposits	1	-	1
Total interest-earning assets	$1,964	$307	$2,271

Interest-bearing liabilities:
Interest-bearing demand deposits	$7	$(17)	$(10)
Regular savings and other deposits	1	6	7
Money market deposits	9	76	85
Certificates of deposit	129	(26)	103
Total deposits	146	39	185
Advances from the Federal Home Loan Bank	154	13	167
Total interest-bearing liabilities	$300	$52	$352

Change in net interest income	$1,664	$255	$1,919

Comparison of Operating Results for the Nine Months Ended September 30, 2022 and September 30, 2021

Net Income. Net income was $1.7 million for the nine months ended September 30, 2022, compared to net income of $4.0 million for the nine months ended September 30, 2021, a decrease of $2.3 million, or 56.9%. The decrease was primarily due to an increase in noninterest expense of $5.3 million, partially offset by an increase in net interest and dividend income after the provision for loan losses of $1.7 million.

Interest and Dividend Income. Interest and dividend income increased $3.0 million, or 18.2%, to $19.5 million for the nine months ended September 30, 2022 from $16.5 million for the nine months ended September 30, 2021, primarily due to a $2.4 million increase in interest and fees on loans, a $283,000 increase in interest and dividends on securities and a $323,000 increase in other interest income. The increase in interest and fees on loans was primarily due to an increase of $103.6 million in the average balance of the loan portfolio to $592.6 million for the nine months ended September 30, 2022 from $489.0 million for the nine months ended September 30, 2021. The weighted average yield for the loan portfolio decreased 21 basis points to 4.08% for the nine months ended September 30, 2022 from 4.29% for the nine months ended September 30, 2021, primarily due to lower prepayment fees and PPP loan fees. The increase in interest and dividends on securities was driven by an increase of $9.3 million in the average balance of the investment security portfolio to $73.9 million for the nine months ended September 30, 2022 from $64.5 million for the nine months ended September 30, 2021 as well as a 23 basis point increase in the yield on investment securities from 1.50% for the nine months ended September 30, 2021 to 1.73% nine months ended September 30, 2022 as well as an increase of $51,000 in income recognized on cost method investments. The increase in other interest income was due to an increase in the yield on short term investments to 1.10% for the nine months ended September 30, 2022 from 0.09% for the nine months ended September 30, 2021. This increase was driven by increases in the rate paid on reserves at the Federal Reserve Bank.

Average interest-earning assets increased $110.1 million, to $709.9 million for the nine months ended September 30, 2022 from $599.8 million for the nine months ended September 30, 2021. The yield on interest-earning assets decreased two basis points to 3.65% for the nine months ended September 30, 2022 from 3.67% for the nine months ended September 30, 2021.

Interest Expense. Total interest expense decreased $262,000, or 9.0%, to $2.6 million for the nine months ended September 30, 2022 from $2.9 million for the nine months ended September 30, 2021. Interest expense on deposit accounts decreased $467,000, or 16.7%, to $2.3 million for the nine months ended September 30, 2022 from $2.8 million for the nine months ended September 30, 2021, due to a decrease in the weighted average rate on interest-bearing deposits to 0.60% for the nine months ended September 30,

2022 from 0.82% for the nine months ended September 30, 2021, which more than offset an increase in the average balance of interest-bearing deposits of $64.1 million, or 14.1%, to $518.1 million for the nine months ended September 30, 2022 from $454.0 million for the nine months ended September 30, 2021.

Net Interest and Dividend Income. Net interest and dividend income increased $3.3 million, or 24.0%, to $16.8 million for the nine months ended September 30, 2022 from $13.6 million for the nine months ended September 30, 2021, primarily due to a $32.3 million increase in the average balance of net interest-earning assets during the nine months ended September 30, 2022, together with an increase in the interest rate spread to 3.00% for the nine months ended September 30, 2022 from 2.84% for the nine months ended September 30, 2021. The increase in the interest rate spread was due to a decrease in the weighted average rate paid on interest-bearing liabilities to 0.65% for the nine months ended September 30, 2022 from 0.83% for the nine months ended September 30, 2021. The net interest margin increased to 3.16% for the nine months ended September 30, 2022 from 3.02% for the nine months ended September 30, 2021.

Provision for Loan Losses. Based on management’s analysis of the adequacy of the allowance for loan losses, a provision of $1.8 million was recorded for the nine months ended September 30, 2022, compared to a provision of $270,000 for the nine months ended September 30, 2021. The $1.5 million, or 566.7%, increase in the provision was primarily due to loan portfolio growth.

Noninterest Income. Noninterest income increased $257,000, or 28.2%, to $1.2 million for the nine months ended September 30, 2022 from $912,000 for the nine months ended September 30, 2021. The increase was driven by $429,000 of gains recognized into income from life insurance policy death benefits. Partially offsetting this increase was a decrease of $262,000 in net gains on sales of loans due to the current interest rate environment and lower originations of saleable loans. The table below sets forth our noninterest income for nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Customer service fees	$326	$292	$34	11.6%
Income from bank-owned life insurance	731	252	479	190.1
Net gain on sales of loans	84	346	(262)	(75.7)
Other	28	22	6	27.3
Total noninterest income	$1,169	$912	$257	28.2%

Noninterest Expense. Noninterest expense increased $5.3 million, or 61.4%, to $14.1 million for the nine months ended September 30, 2022 from $8.7 million for the nine months ended September 30, 2021, driven by increases in charitable contributions and in salaries and employee benefits. Charitable contributions increased to $3.2 million for the nine months ended September 30, 2022 from $40,000 for the nine months ended September 30, 2021 driven by a $3.2 million contribution to the Everett Co-operative Bank Charitable Foundation. Salaries and employee benefit expenses increased $1.5 million, or 27.4%, resulting primarily from additional employees and normal salary increases. The recent hires of several executive officers and other seasoned bankers should allow us to implement our growth strategy and will continue to increase our compensation and benefits expense in 2022 and thereafter, which will increase our noninterest expense. In addition, during the nine months ended September 30, 2022, we recorded expense of $166,000 related to our Survivor Benefit Plan and $215,000 related to the Employee Stock Ownership Plan. There were no expenses related to either of these plans in 2021. Also, included within salaries and employee benefits for the nine months ended September 30, 2022 is a benefit of $582,000 recorded to reflect a reduction in the liability related to our withdrawal from our defined benefit plan. The reduction was primarily driven by increases in interest rates since December 31, 2021, which caused defined benefit plan discount rates to rise.

The table below sets forth our noninterest expense for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$6,967	$5,469	$1,498	27.4%
Director Compensation	321	284	37	12.9
Occupancy and equipment	571	559	12	2.1
Data processing	546	527	19	3.6
Computer software and licensing fees	181	233	(52)	(22.3)
Advertising and promotions	511	473	38	8.0
Professional fees	535	299	236	78.9
FDIC Assessment	163	117	46	39.3
Charitable contributions	3,249	40	3,209	8,022.5
Other expense	1,010	705	305	43.3
Total noninterest expense	$14,054	$8,706	$5,348	61.4%

Income Tax Expense. Income tax expense decreased $1.1 million, or 73.0%, to $394,000 for the nine months ended September 30, 2022 from $1.5 million for the nine months ended September 30, 2021. The effective tax rate was 18.4% and 26.5% for the nine months ended September 30, 2022 and 2021, respectively. The reduction in the effective tax rate was driven by the non taxable bank owned life insurance death benefits recognized during the nine months ended September 30, 2022.

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

	For the Nine Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest	Yield/ Rate(5)	Average Outstanding Balance	Interest	Yield/ Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$592,641	$18,088	4.08%	$489,031	$15,703	4.29%
Securities (1)	73,865	954	1.73	64,540	722	1.50
Short term investments	43,139	354	1.10	46,229	32	0.09
Interest bearing time deposits	218	1	0.71	—	—	—
Total interest-earning assets	709,863	19,397	3.65%	599,800	16,457	3.67%
Non-interest-earning assets	27,442			21,876
Total assets	$737,305			$621,676

Interest-bearing liabilities:
Regular savings accounts	53,691	27	0.07%	46,123	24	0.07%
Checking accounts	38,898	23	0.08	25,085	44	0.23
Money market accounts	188,300	515	0.37	160,273	430	0.36
Certificates of deposit	237,245	1,767	1.00	222,542	2,301	1.38
Total interest-bearing deposits	518,134	2,332	0.60	454,023	2,799	0.82
Federal Home Loan Bank advances	27,139	310	1.53	13,491	105	1.04
Total interest-bearing liabilities	545,273	2,642	0.65%	467,514	2,904	0.83%
Non-interest-bearing demand deposits	85,270			74,078
Non-interest-bearing liabilities	7,923			5,083
Total liabilities	638,466			546,675
Shareholders' Equity	98,839			75,001
Total liabilities and shareholders' equity	$737,305			$621,676

Net interest income		$16,755			$13,553
Net interest rate spread (2)			3.00%			2.84%
Net interest-earning assets (3)	$164,590			$132,286
Net interest margin (4)			3.16%			3.02%

Average interest-earning assets to interest- bearing liabilities			130.18%			128.30%

(1) Excludes interest and dividends on cost method investments of $68,000 and $16,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

	Nine Months Ended September 30, 2022 vs. 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$3,193	$(808)	$2,385
Securities	112	120	232
Short term investments	(2)	324	322
Interest bearing time deposits	1	-	1
Total interest-earning assets	$3,304	$(364)	$2,940

Interest-bearing liabilities:
Interest-bearing demand deposits	$17	$(38)	$(21)
Regular savings and other deposits	4	(1)	3
Money market deposits	77	8	85
Certificates of deposit	144	(678)	(534)
Total deposits	242	(709)	(467)
Advances from the Federal Home Loan Bank	140	65	205
Total interest-bearing liabilities	$382	$(644)	$(262)

Change in net interest income	$2,922	$280	$3,202

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Boston and the Atlantic Community Bankers Bank. At September 30, 2022, we had outstanding advances of $50.5 million from the Federal Home Loan Bank. At September 30, 2022, we had unused borrowing capacity of $108.1 million with the Federal Home Loan Bank and $10.0 million with the Atlantic Community Bankers Bank.

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

At September 30, 2022, we had $50.9 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $60.1 million in unused lines of credit to borrowers and $66.9 million in unadvanced construction loans.

Certificates of deposit due within one year of September 30, 2022 totaled $178.1 million, or 27.3%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2023, or on our savings and money market accounts.

We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2022.

Our primary investing activity is originating loans. During the nine months ended September 30, 2022 and the year ended December 31, 2021, we originated $364.7 million and $254.6 million of loans, respectively. In addition, during the nine months ended September 30, 2022, we purchased $7.1 million of 1-4 family residential real estate loans. There were no purchases of 1-4 family residential real estate loans during 2021.

Financing activities consist primarily of activity in deposit accounts, and to a lesser extent, both FHLB advances and brokered deposits. We experienced net increases in deposits of $81.0 million and $80.3 million for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively. At September 30, 2022 and December 31, 2021, the level of brokered time deposits was $84.9 million and $19.9 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors.

For additional information, see the consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2022, Everett Co-operative Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 10 of the notes to consolidated financial statements.

The net proceeds from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the offering are used for general corporate purposes, including funding loans. Our financial condition and results of operations were enhanced by the net proceeds from the offering, and will increase our net interest-earning assets and net interest income.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ECB BANCORP, INC.

Date: November 10, 2022	/s/Richard J. O'Neil, Jr.
Richard J. O’Neil, Jr.
President and Chief Executive Officer

Date: November 10, 2022	/s/John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer