Form 10-K
period 2022-12-31
ECB Bancorp, Inc. /MD/
filed 2023-03-30
CIK 1914605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 001-41456

ECB BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	88-1502079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

419 Broadway, Everett, MA 02149	02149
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (617) 387-1110

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	Trading Symbol(s)	The NASDAQ Stock Market, LLC
(Title of each class)	ECBK	(Name of each exchange on which is registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

There was no outstanding voting common equity of the Registrant as of June 30, 2022. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on July 28, 2022, the first date of trading in the common stock, was approximately $110.1 million.

As of March 30, 2023, there were 9,175,247 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None

ECB Bancorp, Inc.

Form 10-K

PART I

ITEM 1. Business

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•
statements of our goals, intentions and expectations;
•
statements regarding our business plans, prospects, growth and operating strategies;
•
statements regarding the asset quality of our loan and investment portfolios; and
•
estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
general economic conditions, either nationally or in our market areas, that are worse than expected including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by supply chain disruptions or otherwise;
•
the extent, severity or duration of the COVID-19 pandemic on us and on our customers, employees and third-party service providers;
•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
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

In this Annual Report the terms “we,” “our,” and “us” refer to ECB Bancorp, Inc. and Everett Co-operative Bank, unless the context indicates another meaning. In addition, we sometimes refer to ECB Bancorp, Inc. as “ECB Bancorp,” and to Everett Co-operative Bank as the “Bank.”

BUSINESS OF ECB BANCORP, INC.

ECB Bancorp, Inc. (sometimes herein, the “Company”) is a Maryland corporation that was incorporated in March 2022 for the purpose of becoming the registered bank holding company for Everett Co-operative Bank (the “Bank”) upon the consummation of the Bank’s mutual to stock conversion and initial stock offering which was completed on July 27, 2022. In connection with the conversion, the Company sold 8,915,247 shares of common stock, par value $0.01 per share, which included 734,020 shares sold to the Bank’s Employee Stock Ownership Plan, for gross offering proceeds (before deducting offering expenses) of approximately $89.2 million based on the offering price of $10.00 per share. The Company also contributed 260,000 shares of common stock and $600,000 in cash to the Everett Co-operative Bank Charitable Foundation, Inc. The shares of the Company’s common stock sold in the offering began trading on the Nasdaq Capital Market on July 28, 2022 under the symbol “ECBK.”

Since being incorporated, other than holding the common stock of Everett Co-operative Bank, retaining approximately 31% of the net cash proceeds of the stock conversion offering and making a loan to the Bank’s employee stock ownership plan, we have not engaged in any material business activities to date.

Our cash flow depends on earnings from the investment of the net proceeds we retained from our initial public stock offering that was consummated in July 2022, and any dividends we receive from Everett Co-operative Bank. We neither own nor lease any property, but pay a fee to Everett Co-operative Bank for the use of its premises, equipment and furniture. At the present time, we employ only persons who are officers of Everett Co-operative Bank who also serve as officers of ECB Bancorp. We use the support staff of Everett Co-operative Bank from time to time and pay a fee to Everett Co-operative Bank for the time devoted to ECB Bancorp by employees of Everett Co-operative Bank. However, these persons are not separately compensated by ECB Bancorp. ECB Bancorp may hire additional employees, as appropriate, to the extent it expands its business in the future.

Our executive offices are located at 419 Broadway, Everett, Massachusetts 02149. Our telephone number at this address is (617) 387-1110. Our website address is www.everettbank.com. Information on our website is not incorporated into this Annual Report on Form 10-K and should not be considered part of this Annual Report.

BUSINESS OF EVERETT CO-OPERATIVE BANK

General

Everett Co-operative Bank is a Massachusetts-chartered stock cooperative bank headquartered in Everett, Massachusetts. The Bank completed its mutual to stock conversion on July 27, 2022 at which time it became the wholly owned subsidiary of ECB Bancorp.

Everett Co-operative Bank was organized in 1890 and has operated continuously in Everett, Massachusetts since this time. We conduct business from our two full-service banking offices located in Everett, Massachusetts and Lynnfield, Massachusetts which are located in the greater Boston metropolitan area in Middlesex and Essex Counties. Everett is adjacent to Boston and is approximately three miles from Boston’s financial district, and Lynnfield is located approximately 10 miles to the north in Essex County. We consider our deposit market area to be Middlesex, Essex and Suffolk Counties, Massachusetts and our primary lending area to be these Counties as well as Norfolk County, Massachusetts, which are located primarily within the Route 128 corridor outside of Boston.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, commercial real estate and multifamily real estate loans, construction and land loans and home equity lines of credit. At December 31, 2022, $355.4 million, or 39.8%, of our total loan portfolio was comprised of one- to four-family residential real estate loans, $242.0 million, or 27.1%, of our total loan portfolio was comprised of multifamily real estate loans, $156.2 million, or 17.5%, of our total loan portfolio was comprised of commercial real estate loans, $107.3 million, or 12.0%, of our total loan portfolio was comprised of construction loans, and $27.8 million, or 3.1%, of our total loan portfolio was comprised of home equity lines of credit and loans. We also invest in securities, consisting primarily of U.S. government and federal agency obligations, mortgage-backed securities and corporate bonds. We offer a variety of deposit accounts, including certificate of deposit accounts, IRAs, money market accounts, savings accounts, demand deposit accounts and interest-bearing and noninterest-bearing checking accounts. We historically have utilized advances from the Federal Home Loan Bank of Boston (the “FHLB”) to fund our operations and we had $174.0 million of FHLB advances at December 31, 2022. Additionally, in recent years, we have also accepted brokered deposits as a non-retail funding source to fund our operations. At December 31, 2022, we had $100.8 million of brokered deposits outstanding.

For the years ended December 31, 2022 and 2021, we had net income of $2.7 million and $4.0 million, respectively. Our 2022 net income was affected by an after-tax charge of $2.3 million related to a contribution to the Everett Co-operative Bank Charitable Foundation as part of our mutual to stock conversion and 2021 net income was affected by an after-tax charge of $1.4 million related to our freezing of and withdrawal from a defined benefit plan.

Enhanced Management Team and Modified Business Strategy

In recent years, we have focused on building an experienced management team and revising our operating and business strategy. In 2016 we hired our Chief Executive Officer, Richard O’Neil, who, prior to his hiring, had served as outside general counsel and has been a board member of Everett Co-operative Bank since 1997. In 2019, we hired John Citrano, our Executive Vice President, Chief Operating Officer and Chief Financial Officer. Mr. Citrano has 34 years of experience in the financial services industry including his role as Chief Financial Officer of a publicly traded community bank in the greater Boston area.

Under Messrs. O’Neil’s and Citrano’s leadership, we conducted an extensive review of our loan operations, retail and branch marketing and information technology strategies, and, with the recent hiring of several seasoned bankers and operations staff, we have enhanced and expanded our operations and increased our focus on our commercial real estate lending and our commercial banking relationships. We have also focused on improving our services and delivery channels, including our digital delivery channels and services for our commercial customers.

One of the key features of our recently modified business strategy is to grow our loan portfolio, primarily through an increased focus on growing our commercial real estate and multifamily lending operations. In order to further enhance our commercial real estate and multifamily lending infrastructure and continue to grow our portfolio, in January 2022, we hired a new Chief Lending Officer, John Migliozzi, who has over 35 years of lending experience in the greater Boston metropolitan area. We also hired additional experienced lending and credit analyst personnel throughout 2022. Consistent with our strategy to grow our commercial loan operations and the consequent commercial relationship opportunities that may be presented by our increased activity in the commercial real estate market, we are in the process of upgrading our suite of deposit products and related services and are upgrading our digital and mobile applications in order to accommodate business customers and thereby accelerate the growth in our core deposits.

Historically, given our size, capital position and lending team experience and capacity, we have originated for participation to other local banking institutions our larger commercial real estate and commercial loans. As we continue to enhance our commercial real estate team and infrastructure and with the increase in capital resulting from the conversion, we are able to selectively retain larger loans that we historically would have originated for participation with other local institutions. In this regard, we have revised our lending policies and loans to one borrower limitations to increase our lending limits and the type and size of loans we choose to hold in our portfolio.

We are similarly focused on enhancing our retail operations. In November 2021 we hired Cary Lynch as our new Senior Vice President of Retail Operations. Mr. Lynch has 36 years of community banking experience, including 31 years in the greater Boston metropolitan area, and he is overseeing our efforts to ensure that our products, services and accessibility will continue to make Everett Co-operative Bank a competitive community bank, and will continue to attract and retain retail customers by emphasizing personal service, accessibility and flexibility in the face of mass market-oriented large, national and super-regional banks which maintain local branch networks in our market. Some of the programs and efforts we are pursuing in these areas include: introducing a new mobile and on-line bank interface; offering branded consumer credit and business credit cards; offering merchant services programs to enhance the small business customer experience at Everett Co-operative Bank; and providing new on-line account operations to enhance and facilitate new customer acquisitions.

Finally, in recognition of our expected growth through the above-mentioned efforts and in becoming a public company with the attendant accounting and financial reporting obligations, in 2021 we hired a Senior Vice President and Chief Accounting Officer who has 18 years of public company accounting and community banking experience, including having served in a chief accounting role at a publicly traded community bank in the greater Boston metropolitan area.

These efforts, and especially the hiring of the executive officers, have and will continue to increase non-interest expense, including our compensation and benefits expense and technology and operational expenses, which affected our net income in 2022, but we believe our recent hires and operational measures will create the framework for us to execute on our strategy to grow the Bank through orderly and diligent loan growth, including competing for and underwriting larger individual loans and maintaining larger lending relationships. Similarly, we believe that we are well-positioned to execute on our retail growth strategy including our increased emphasis on retail sales marketing efforts by Bank personnel, the implementation of opening accounts online and enhanced mobile and electronic banking products and services. We have and expect to continue to invest in our personnel and information technology and as needed, we will add additional business development personnel, all of which will increase our overall expenses.

We believe we have been effective in competing against both larger regional banks and local community banks operating in our market. We compete against the larger banks through our responsive and personalized service, providing our customers with quicker decision making, customized products where appropriate and access to our senior managers. We believe our highly experienced commercial and residential bankers and a sophisticated product and service mix, including a suite of technology solutions and support, enable us to compete effectively against local community banks. We believe that recent consolidation of financial institutions in and around our market continues to create further opportunity for expansion in our market and hiring available personnel. We will continue to emphasize these core business principles as we focus on growing our balance sheet and will implement them with the larger banking relationships that we seek to originate and maintain.

Reflecting our focus on our community, in connection with our mutual to stock conversion and initial public offering which closed in July 2022, we established a charitable foundation called Everett Co-operative Bank Charitable Foundation and funded it with $600,000 in cash and 260,000 shares of our common stock, for a total contribution of $3,200,000 based on the $10.00 per share offering price. The purpose of this foundation is to make contributions to support various charitable organizations operating in our community now and in the future.

Everett Co-operative Bank is subject to comprehensive regulation and examination by the Massachusetts Commission of Banks ("Commissioner"), as its chartering agency, and the Federal Deposit Insurance Corporation (“FDIC”) as its primary federal regulator and primary insurer of its deposits. See “Supervision and Regulation.” Our executive offices are located at 419 Broadway, Everett, Massachusetts 02149. Our telephone number at this address is (617) 387-1110. Our website address is www.everettbank.com. Information on our website is not incorporated into this Annual Report on Form 10-K and should not be considered part of this Annual Report.

Market Area

We consider Middlesex, Essex and Suffolk Counties, Massachusetts as our primary market area for gathering deposits, and each of these Counties as well as Norfolk County, Massachusetts as our primary lending market area. Our main office and one additional branch office are located in Middlesex and Essex Counties, respectively, both of which are located in the greater Boston metropolitan area. Everett is a suburb which is adjacent to Boston and approximately three miles from Boston’s financial district, and Lynnfield where our additional branch office is located is approximately 10 miles north in Essex County. While we occasionally make loans secured by properties located outside of our primary lending market, these loans are generally to borrowers with whom we have an existing relationship and who have a presence within our primary lending market.

The Boston metropolitan area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several significant multinational corporations. Eastern Massachusetts also has many high technology companies employing personnel with specialized skills. These factors affect the demand for residential homes, multifamily apartments, office buildings, shopping centers, industrial warehouses and other commercial properties.

Based on the 2020 United States census, the Boston metropolitan area is the tenth largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale/retail trade, to finance, technology and medical care. According to the United States Department of Labor, in December 2022, the Boston-Cambridge-Newton, Massachusetts Statistical Area had an unemployment rate of 2.7%, compared to a Massachusetts state unemployment rate of 3.3% and the national unemployment rate of 3.5%.

Based on United States census estimates, from 2010 to 2020, the populations of Middlesex and Essex Counties increased 128,917 and 66,670, respectively. The United States census estimates that the median household income from 2015-2019 for Middlesex and Essex Counties were $102,603 and $79,263, respectively, compared to median household income of $71,115 for Boston the metropolitan area, $81,215 for the Commonwealth of Massachusetts and $62,843 for the United States.

Competition

We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks, credit unions and other non-bank financial service providers. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.

Our competition for loans comes primarily from the competitors referenced above and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies participating in the mortgage market, such as insurance companies, securities firms, financial technology companies, specialty finance firms and technology companies.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend toward consolidation of the financial services industry. Technological advances, for example, have lowered barriers to entry, which have allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions, including financial technology companies, to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our growth in the future.

We are a small community savings institution and as of June 30, 2022 (the latest date for which information is available), our market share was 1.60% of total FDIC-insured deposits in Middlesex County, Massachusetts making us the 26th largest out of 51 financial institutions in Middlesex County, and our market share was 0.38% of total FDIC-insured deposits in Essex County, Massachusetts making us the 27th largest out of 34 financial institutions in Essex County.

Lending Activities

Our principal lending activity is originating one- to four-family residential real estate loans, commercial real estate and multifamily real estate loans, construction and land loans and home equity lines of credit and loans. To a much lesser extent, we also originate commercial and consumer loans. Subject to market conditions and our asset-liability analysis, we expect to continue to grow our commercial real estate and multifamily loan portfolios as well as our one- to four-family residential real estate loan portfolio. We also originate for sale and sell a portion of the fixed-rate one- to four-family residential real estate loans that we originate that generally have terms of 15 years or greater, on a servicing-released, limited or no recourse basis, while retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio.

Historically, given our size, capital position and lending team experience and capacity, we have originated for participation to other local banking institutions our larger commercial real estate and commercial loans. As we continue to enhance our commercial real estate team and infrastructure and with the increase in capital resulting from the conversion, we are able to selectively retain larger loans that we historically would have originated for participation with other local institutions. In this regard, we have revised our lending policies and loans to one borrower limitations to increase our lending limits and the type and size of loans we choose to hold in our portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated, excluding loans held for sale. We had $0 and $1.3 million loans held for sale at December 31, 2022 and December 31, 2021, respectively.

	At December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$355,381	39.8%	$259,673	49.8%
Multi-family	241,951	27.1%	59,517	11.4%
Commercial	156,212	17.5%	99,953	19.2%
Home equity lines of credit and loans	27,783	3.1%	26,050	5.0%
Construction	107,317	12.0%	70,668	13.5%
Commercial loans	4,266	0.5%	5,439	1.0%
Consumer	222	0.0%	500	0.1%
	893,132	100.0%	521,800	100.0%
Less:
Net deferred loan fees	(258)		(433)
Allowance for losses	(7,200)		(4,236)
Total loans, net	$885,674		$517,131

Loan Portfolio Maturities and Yields. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2022. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the tables present contractual maturities and do not reflect repricing or the effect of prepayments, actual maturities may differ.

	One year or less	After one year through five years	After five years through 15 years	After 15 years	Total
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$4,189	$7,089	$34,499	$309,604	$355,381
Multi-family	5,922	49,568	21,681	164,780	241,951
Commercial	13,222	12,311	11,030	119,649	156,212
Home equity lines of credit and loans	2,999	58	711	24,015	27,783
Construction	45,965	22,044	-	39,308	107,317
Other loans:
Commercial loans	1,697	1,889	680	-	4,266
Consumer	101	81	30	10	222
Total	$74,095	$93,040	$68,631	$657,366	$893,132

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2022 that are due after December 31, 2023.

	Due after December 31, 2023
	Fixed	Adjustable	Total
		(Dollars in thousands)
Real estate loans:
One- to four-family residential	$119,751	$231,441	$351,192
Multi-family	25,201	210,828	236,029
Commercial	13,809	129,181	142,990
Home equity lines of credit and loans	180	24,604	24,784
Construction	8,718	52,634	61,352
Other loans:
Commercial loans	2,500	69	2,569
Consumer loans	12	109	121

Total loans	$170,171	$648,866	$819,037

One- to Four-Family Residential Real Estate Lending. The focus of our lending has long been the origination of long-term loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2022, $355.4 million, or 39.8%, of our total loan portfolio, consisted of one- to four-family residential real estate loans. Included in this balance was $106.5 million of non-owner occupied loans. Loans for non-owner occupied properties purchased for investment purposes and where the property income is not the borrower’s primary source of income are generally underwritten to Fannie Mae guidelines. Loans for non-owner occupied properties purchased for investment purposes and where the property income is the primary source of income to the borrower are underwritten based on our commercial real estate underwriting guidelines. As of December 31, 2022, our average outstanding one- to four-family residential real estate loan balance was $400,000 and our largest outstanding loan secured by one- to four-family residential restate had a principal balance of $5.0 million, which, as of December 31, 2022, was performing in accordance with its repayment terms. The vast majority of the one- to four-family residential real estate loans that we originate are secured by properties located in our primary market area. See “ – Originations, Sales and Purchases of Loans.”

Our one- to four-family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate one- to four-family residential real estate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency (“FHFA”). We also originate loans above the FHFA limit, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans. During the year ended December 31, 2022, we originated $27.9 million of jumbo loans.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. Our fixed-rate and adjustable-rate one- to four-family residential real estate loans are originated with terms of up to 30 years. At December 31, 2022, $121.6 million, or 34.2%, of our one- to four-family residential real estate loans were fixed-rate loans.

We originate our adjustable-rate one- to four-family residential real estate loans with initial interest rate adjustment periods of three, five, seven and 10 years, based on changes in a designated market index. These loans are limited to a 200-basis point initial increase in their interest rate, a 200-basis point increase in their interest rate annually after the initial adjustment, and a maximum upward adjustment of 600 basis points over the life of the loan. We determine whether a borrower qualifies for an adjustable-rate mortgage loan based on our lending policy.

We originate conventional one- to four-family residential mortgage loans with loan-to-value ratios of up to 80% without private mortgage insurance. Occasionally, we originate loans with loan-to-value ratios of up to 97% with private mortgage insurance and where the borrower’s debt generally does not exceed 45% of the borrower’s monthly cash-flow.

A portion of our one- to four-family residential real estate loans are for the financing of residential condominium units. Consistent with our risk analysis, we generally will not finance more than 20% of the units in any condominium project with more than four units. In addition, and consistent with Fannie Mae and Freddie Mac guidelines, generally, we will not make a loan for the purchase of a condominium in a new condominium project unless at least 60% of the total units in the project are sold or under a sales agreement prior to the loan closing.

Generally, we sell a portion of the fixed-rate one- to four-family residential real estate loans that we originate with terms that are generally greater than 15 years. We base the amount of fixed-rate loans that we sell on our liquidity needs, asset/liability mix, loan volume, portfolio size and other factors. Currently, the majority of loans that we sell are sold to the secondary market with servicing released.

We generally do not offer “interest-only” mortgage loans on one- to four-family residential real estate loans nor do we offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on his loan, resulting in an increased principal balance during the life of the loan. Additionally, we do not offer “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

We evaluate both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Our one- to four-family residential real estate loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Our one- to four-family residential mortgage loans customarily include “due-on-sale” clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage. All borrowers are required to obtain title insurance for the benefit of Everett Co-operative Bank. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

We offer one- to four-family residential real estate loans secured by non-owner occupied properties. Generally, we will not make loans in excess of 75% loan to value on non-owner-occupied two- to four-family residential real estate properties or in excess of 80% on single family non-owner occupied residential real estate properties.

Commercial Real Estate and Multifamily Lending. Our commercial real estate loans are secured primarily by multifamily apartment building, retail and mixed-use properties, light industrial properties, manufacturing facilities and office buildings, almost all of which are located in our primary market area. Our multifamily loans are secured primarily by five or more-unit residential buildings. At December 31, 2022, we had $156.2 million in commercial real estate loans and $242.0 million in multifamily real estate loans, representing 17.5% and 27.1% of our total loan portfolio, respectively.

We generally originate adjustable-rate commercial real estate and multifamily real estate loans with maximum terms of up to 30 years. From time to time we will also originate fixed rate loans in these portfolios. We generally limit loan-to-value ratios to 75% of the appraised value or purchase price, whichever is higher. All of our commercial real estate and multifamily real estate loans are subject to our underwriting procedures and guidelines.

At December 31, 2022, our largest commercial real estate loan totaled $10.5 million and was secured by a warehouse distribution center located in our primary market area. At December 31, 2022, this loan was performing in accordance with its repayment terms. At December 31, 2022, our largest multifamily real estate loan totaled $25.0 million and was secured by three properties with a total of 91 residential units and three commercial units located in our primary market area. At December 31, 2022, this loan was performing in accordance with its repayment terms.

We consider a number of factors in originating commercial real estate and multifamily loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, among other factors we consider the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that, subject to certain exceptions, it is at least 1.20x, and the ratio of the loan amount to the appraised value of the mortgaged property. Our commercial real estate and multifamily loans are appraised by outside independent and qualified appraisers that are duly approved in accordance with Everett Co-operative Bank policy. Personal guarantees are often obtained from commercial real estate borrowers if such individual has a greater than 20% ownership interest in the property. Each borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

Our loans-to-one borrower limit is 20% of the Bank's capital, which limit was $26.1 million at December 31, 2022. At December 31, 2022, our average commercial real estate loan had a balance of $908,000 and our average multifamily loan had a balance of $3.3 million. As we continue to enhance our commercial real estate team and infrastructure and with the increase in capital resulting from the conversion, we are now able to selectively retain larger loans that we historically would have originated for participation with other local institutions. In this regard, we have revised our lending policies and loans to one borrower limitations to increase our lending limits and the type and size of loans we choose to hold in our portfolio.

Construction and Land Loans. At December 31, 2022, we had $107.3 million in construction and land loans, or 12.0% of total loans. We make construction loans, primarily to developers, contractors and builders of apartment buildings, single-family homes and condominiums and individuals for the construction of their primary residences. We also make a limited amount of land loans that will be used for residential or commercial development. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2022, our construction loans included $3.0 million lines of credit secured by land.

While we may originate loans to builders whether or not the collateral property underlying the loan is under contract for sale, we consider each project carefully in light of current residential real estate market conditions. Generally, we will make construction loans for which there is no contract for sale for the underlying completed home at the time of origination, and which we refer to as speculative construction loans, only to well-known builders in our market area. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations. We generally will limit the maximum number of speculative units (units that are not pre-sold) approved for each builder, typically starting with one speculative loan per builder until we develop a relationship with the builder. At December 31, 2022, speculative construction loans totaled $59.0 million.

Our construction loans are fixed- and adjustable-rate, interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 12 to 24 months or in some cases up to 36 months for more complex projects. At the end of the construction phase, the loan may convert to a permanent mortgage loan or may be paid in full. Depending on the complexity of the construction project, the term of an “interest-only” construction loan may be extended if circumstances warrant it up to an additional three to six months. At December 31, 2022, the additional unadvanced portions of these construction loans totaled $72.4 million.

Construction and land loans are generally limited to 80% (75% for investment properties) loan-to-completed-appraised-value ratio upon completion of the project. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also generally require inspections of the property before disbursements of funds during the term of the construction loan.

At December 31, 2022, our largest construction loan was for $17.0 million and was for the construction of a multifamily apartment building in our market area, $1.7 million of which was outstanding. This loan was performing in accordance with its repayment terms at December 31, 2022.

Home Equity Loans and Lines of Credit. In addition to one- to four-family residential real estate loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. At December 31, 2022, we had $27.8 million, or 3.1%, of our total loan portfolio in home equity loans and lines of credit. At that date we also had $42.5 million of unused commitments related to home equity lines of credit.

Home equity loans and lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential real estate loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of up to 70%, or 80% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 15 years. Our home equity lines of credit are originated with adjustable-rates based on the prime rate of interest plus or minus an applicable margin with a floor rate and require interest paid monthly.

Home equity loans and lines of credit are generally secured by junior mortgages and have greater risk than one- to four-family residential real estate loans secured by first mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans and lines of credit, decreases in real estate values could adversely affect our ability to fully recover the loan balance in the event of a default.

Commercial Loans. At December 31, 2022, commercial loans were $4.3 million, or 0.5% of total loans. This amount includes loans originated under the PPP, which are described below.

We make commercial loans and lines of credit primarily to small businesses in our market area. These loans and lines of credit are generally secured by business assets, such as equipment and accounts receivable. Commercial loans and lines of credit are made with both adjustable and fixed-interest rates and for terms generally up to 60 months or on demand. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.

The CARES Act established the PPP through the SBA, which allowed us to lend money to small businesses to maintain employee payrolls through the COVID-19 crisis with guarantees from the SBA. PPP loans may be forgiven if the borrower maintains employee payrolls and meet certain other requirements. PPP loans have a fixed interest rate of 1.00% per annum and a maturity date of either two or five years. PPP loans totaled $121,000, or 0.01% of total loans, at December 31, 2022. We anticipate that all PPP loans will be forgiven by the SBA.

At December 31, 2022, our largest commercial loan totaled $862,000 and was secured by business assets. At December 31, 2022, this loan was performing in accordance with its repayment terms.

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including new and used automobile loans, unsecured overdraft lines of credit and loans secured by savings accounts. At December 31, 2022, our consumer loan portfolio totaled $222,000, or 0.02%, of our total loan portfolio.

Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Loan Underwriting Risks

Adjustable-Rate Residential Real Estate Loans. Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents.

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. The primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors to provide quarterly, semi-annual or annual financial statements, depending on the size of the loan, on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have an aggregate debt service ratio, including the guarantor’s cash flows and the borrower’s other projects, of at least 1.20x. An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial. As of December 31, 2022, we maintained no “other real estate owned” as a result of foreclosures (or the acceptance of a deed in lieu of foreclosure).

Commercial Loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business, and the collateral securing these loans may fluctuate in value. Our commercial loans are originated primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral for commercial loans typically consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.

Construction and Land Loans. Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.

Construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. In addition, speculative construction loans, which are loans made to home builders who, at the time of loan origination, have not yet secured an end buyer for the home under construction, typically carry higher risks than those associated with traditional construction loans. These increased risks arise because of the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time. As a result, in addition to the risks associated with traditional construction loans, speculative construction loans carry the added risk that the builder will have to pay the property taxes and other carrying costs of the property until an end buyer is found. Land loans have substantially similar risks to speculative construction loans.

Originations, Sales and Purchases of Loans

Our loan originations are generated by our loan personnel operating at our banking office. All loans we originate are underwritten pursuant to our policies and procedures. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period.

Consistent with our interest rate risk management strategy, we originate for sale and sell a portion of the fixed-rate, one- to four-family residential real estate loans that we originate with terms of 15 years or greater, on a servicing-released, limited or no recourse basis, while retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. During the year ended December 31, 2022, we sold $5.7 million of one- to four-family owner-occupied residential real estate loans. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale income.

From time to time, we may purchase loan participations secured by properties within and outside of our primary market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2022, we had two loans in which we were not the lead lender totaling $15.5 million. We may participate out portions of a loan that exceeded our loans-to-one borrower legal lending limit and for risk diversification. In addition, during 2022, we purchased $16.8 million in whole one- to four- family residential real estate loans from correspondent loan originators.

At December 31, 2022, we did not have any loans held for sale.

Loan Approval Procedures and Authority

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of the Bank's capital, which is defined under Massachusetts law as the sum of our surplus account, undivided profits and, after the completion of the conversion, capital stock. Loans secured by a first mortgage on residential property occupied by the borrower are excluded from this limit. At December 31, 2022, our regulatory limit on loans-to-one borrower was $26.1 million. At December 31, 2022, our largest lending relationship consisted of one multifamily real estate loan totaling $25.0 million and was secured by three properties with a total of 91 residential units and three commercial units located in our primary market area. This loan relationship was performing in accordance with its original repayment terms at December 31, 2022. Our second largest relationship at this date consisted of two loans totaling $24.8 million secured by 79 residential units in our market area that was performing in accordance with its terms. As a result of the offering, our regulatory loans-to-one borrower limit has increased and, as we continue to enhance our commercial real estate team and infrastructure and our increased capital position resulting from the conversion, we are now able to selectively retain larger loans that we historically would have originated for participation with other local institutions. In this regard, we have revised our lending policies and loans to one borrower limitations to increase our lending limits and the type and size of loans we choose to hold in our portfolio.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations (consistent with our appraisal policy) prepared by outside independent licensed or certified appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.

The board of directors has overall responsibility for our lending policy, and the board reviews this policy at least annually.

Our Chief Executive Officer, Chief Operating Officer or Chief Lending Officer each have individual lending authority for up to $1.0 million for residential or commercial loans. Loans of between $1.0 million and $3.5 million require the approval of the Loan Committee, which is comprised of senior management of the Bank as well as the Chief Executive Officer, and loans or relationships in excess of $3.5 million require approval of the full board of directors. Additionally, our policies and loan approval limits which are established by the board of directors provide various lending approval authority for other designated individual officers or officers acting together.

Generally, we require title insurance on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. We also require flood insurance if the improved property is determined to be in a flood zone area.

Delinquencies and Non-Performing Assets

Delinquency Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. We generally send a written notice of non-payment to the borrower 15, 30, 60 and 90 days after a loan is first past due. We will additionally try to contact the borrower by telephone after the 30th day after the due date.

Generally, when a loan becomes 90 days past due, the loan is turned over to our attorneys to ensure that further collection activities are conducted in accordance with applicable laws and regulations. All loans past due 90 days are put on non-accrual and reported to the board of directors monthly. If our attorneys do not receive a response from the borrower, or if the terms of any payment plan established are not followed, then foreclosure proceedings will be implemented. Management submits a delinquent loan report detailing loans 30 days or more past due to the board of directors on a monthly basis.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate until it is sold. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Estimated fair value is based on an appraisal typically obtained before the foreclosure process is completed. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

A loan is classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2022			2021
	30–59 Days	60–89 Days	90 Days or More	30–59 Days	60–89 Days	90 Days or More
	(In thousands)

Real estate loans:
Residential	$—	$—	$189	$—	$88	$817
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit and loans	—	—	—	99	—	—
Construction	—	—	—	—	—	—

Other loans:
Commercial	—	—	—	—	—	—
Consumer	—	—	—	1	—	—
Total	$—	$—	$189	$100	$88	$817

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. No PPP loans were considered non-performing at December 31, 2022.

	At December 31,
	2022	2021
	(In thousands)
Non-accrual loans:
Real estate loans:
Residential	$656	$883
Multi-family	—	—
Commercial	—	—
Home equity lines of credit and loans	—	99
Construction	—	—
Commercial	—	—
Consumer	—	—
Total non-accrual loans	$656	$982
Accruing loans past due 90 days or more:
Real estate loans:
Residential	$—	$—
Multi-family	—	—
Commercial	—	—
Home equity lines of credit and loans	—	—
Construction	—	—
Bank Owned Property held for sale	—	—
Total real estate owned	—	—
Total non-performing assets	$656	$982
Total accruing troubled debt restructured loans	-	-
Total non-performing loans to total loans	0.07%	0.19%
Total non-performing loans to total assets	0.06%	0.15%
Total non-performing assets to total assets	0.06%	0.15%

Classified Assets. Federal regulations provide that each insured savings institution classify its assets on a regular basis. In addition, in connection with examination of insured depository institutions, federal and Massachusetts banking regulators have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured depository institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory agencies, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of our quarterly reports with the FDIC and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

At December 31,
	2022	2021
(In thousands)
Substandard assets	$—	$—
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$—	$—
Special mention assets	$467	$1,563
Foreclosed real estate and other assets	$—	$—

Other Loans of Concern. There were no other loans at December 31, 2022 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. We adopted the Current Expected Credit Loss (CECL) methodology on January 1, 2023. This methodology replaces the existing incurred loss and impairment methodology in current GAAP with a methodology referred to as CECL. This methodology reflects expected credit losses and requires consideration of historical experience, current conditions, and reasonable and supportable forecasts of future economic conditions. Financial institutions will now use forward-looking information to estimate the expected credit loss on a loan at the time of origination. Credit losses on available-for-sale debt securities will be measured in a manner similar to current GAAP but will be recognized through an allowance rather than as a direct writedown. Upon the adoption of the change in methodology, the change from the incurred loss methodology to the CECL methodology will be recognized through an adjustment to retained earnings. The Company is continuing to evaluate the impact the adoption of this guidance will have on its consolidated financial statements, which is expected to be significant. Management is still finalizing the analysis of its current expected credit loss methodology and has not yet estimated the impact that this guidance will have on our allowance for loan losses.

As an integral part of their examination process, the Commissioner and the FDIC will periodically review our allowance for loan losses, and as a result of such reviews, we may determine to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process for establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

The following table sets forth activity in our allowance for loan losses for the years indicated

	At December 31,
	2022	2021
	(In thousands)
Allowance for loan losses at beginning of year	$4,236	$3,876
Provision for loan losses	2,940	360
Charge-offs:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Home equity lines of credit and loans	—	—
Construction	—	—
Commercial	—	—
Consumer	(2)	(1)
Total charge-offs	$(2)	$(1)

Recoveries:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	25	—
Home equity lines of credit and loans	—	—
Construction	—	—
Commercial	—	—
Consumer	1	1
Total recoveries	26	1

Net recoveries	$24	$—

Allowance for loan losses at end of year	$7,200	$4,236

Allowance for loan losses to non-performing loans	1097.56%	431.5%
Allowance for loan losses to total loans outstanding at end of year	0.81%	0.81%
Net recoveries to average loans outstanding during the year	0.00%	0.00%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2022			2021
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$1,703	24.8%	39.8%	$1,271	32.6%	49.8%
Multi-family	1,839	26.7%	27.1%	417	10.7%	11.4%
Commercial	1,797	26.1%	17.5%	1,099	28.3%	19.2%
Home equity lines of credit and loans	194	2.8%	3.1%	185	4.8%	5.0%
Construction	1,286	18.7%	12.0%	855	22.0%	13.5%
Commercial loans	60	0.9%	0.5%	60	1.5%	1.0%
Consumer	1	0.0%	0.0%	2	0.1%	0.1%
Total allocated allowance	$6,880	100.0%	100.0%	$3,889	100.0%	100.0%
Unallocated	320			347
Total	$7,200			$4,236

Investment Activities

General. Our investment policy is established by the board of directors. The objectives of the policy are to: (i) provide and maintain liquidity within the guidelines of the Massachusetts banking laws and regulations for loan demand and deposit fluctuations, and to allow us to alter our liquidity position to meet both day-to-day and long-term changes in assets and liabilities; (ii) manage interest rate risk in accordance with our interest rate risk policy; (iii) provide collateral for pledging requirements; (iv) maximize return on our investments; and (v) maintain a balance of high quality diversified investments to minimize risk.

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Boston (the “FHLB”), certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in FHLB stock. While we have the authority under applicable law to invest in derivative securities, we have not invested in derivative securities.

At December 31, 2022, our investment portfolio consisted primarily of debt securities issued by U.S. government sponsored enterprises, mortgage-backed securities and corporate debt securities.

Our investment policy is reviewed annually by our board of directors and all policy changes recommended by management must be approved by the board. Authority to make investments under the approved guidelines are delegated to appropriate officers. While general investment strategies are developed and authorized by the board, the execution of specific actions with respect to securities held by Everett Co-operative Bank rests with the Chief Financial Officer within the scope of the established investment policy.

At the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale or trading are reported at fair value, while securities held-to-maturity are reported at amortized cost. Consistent with our overall business and asset/liability management plan, which focuses on sustaining adequate levels of core earnings, the base premise of our investment portfolio is that all securities purchased will be suitable to be held-to-maturity. At December 31, 2022, $77.6 million, or 93.9%, of our securities portfolio was comprised of held-to-maturity securities.

Some of our securities are callable by the issuer. Although these securities may have a yield somewhat higher than the yield of similar securities without such features, these securities are subject to the risk that they may be redeemed by the issuer prior to maturing in the event general interest rates decline. At December 31, 2022, we had $10.1 million of securities which were subject to redemption by the issuer prior to their stated maturity.

We review debt securities with significant declines in fair value on a periodic basis to determine whether they should be considered temporarily or other than temporarily impaired. In making these determinations, management considers: (1) the length of time and extent that fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) our intent not to sell the security and whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery. For fixed maturity investments with unrealized losses due to interest rates where it is not more likely than not that we will be required to sell the debt security before its anticipated recovery, declines in value below cost are not assumed to be other than temporary. If a decline in the fair value of a debt security is determined to be other than temporary, the amount of impairment is split into two components as follows: (1) other than temporary impairment related to credit loss, which must be recognized in the income statement and (2) other than temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows to be expected to be collected and the amortized cost basis. There were no charges related to other than temporary impairment on securities held by us during the year ended December 31, 2022.

At December 31, 2022, our corporate bond portfolio consisted of investment grade securities with maturities generally shorter than ten years. Our investment policy provides that we may invest up to 10% of our tier-one risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the three highest investment-grade ratings from Standard & Poor’s or Moody’s. The maturity of these bonds generally may not exceed five years unless approved by the board of directors, and the aggregate limit is 50% of the investment portfolio for this security type. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least quarterly.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Applicable regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2022, we had $14.1 million in bank-owned life insurance.

Other Securities. We hold common stock of the FHLB in connection with our borrowing activities. The FHLB common stock is carried at cost and classified as restricted equity securities. It is not practicable to determine the fair value of FHLB common stock due to restrictions placed on its transferability. Under current FHLB rules, we will be required to purchase additional FHLB common stock if we increase borrowings in the future.

Securities Portfolio. The following tables set forth the stated maturities and weighted average yields of our investment securities which are classified as held-to-maturity and available-for-sale at December 31, 2022. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(In Thousands)
Securities held-to-maturity:
Debt securities issued by U.S. government-sponsored enterprises	$1,006	2.38%	$10,207	2.18%	$—	—	$—	—	$11,213	$10,641	2.20%
Mortgage-backed securities	26	-1.00%	3,755	3.72%	1,773	2.27%	46,310	2.21%	51,864	45,686	2.32%
Corporate bonds	—	—	9,070	2.09%	2,542	3.51%	—	—	11,612	10,571	2.40%
U.S. Treasury securities	—	—	2,902	2.20%	—	—	—	—	2,902	2,809	2.20%
Total	$1,032	2.30%	$25,934	2.37%	$4,315	3.00%	$46,310	2.21%	$77,591	$69,707	2.31%

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(In Thousands)
Securities available-for-sale
Corporate Bonds	—	—	$4,991	4.66%	$—	—	$—	—	$4,991	$5,001	4.66%
Total	—	—	$4,991	4.66%	$—	—	$—	—	$4,991	$5,001	4.66%

For additional information regarding our investment securities portfolio, see Note 3 of the consolidated financial statements.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, loan sales, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including noninterest-bearing and interest-bearing demand accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. In recent years, we have also accepted brokered deposits as non-retail funding source to fund our operations. These non-core funding sources are not relationship-based accounts and are generally more price-sensitive than our core deposits. Therefore, these deposits carry a greater risk of non-renewal than our core deposits. At December 31, 2022, our core deposits, which are deposits other than certificates of deposit and brokered deposits, were $398.3 million, representing 55.5% of total deposits. At December 31, 2022, we had one municipal deposit relationship in the amount of $23.1 million.

In November 2021 we hired Cary Lynch as our new Senior Vice President of Retail Operations. Mr. Lynch has 36 years of community banking experience, including 30 years in the greater Boston metropolitan area, and he is overseeing our efforts to ensure that our products, services and accessibility will continue to make Everett Co-operative Bank a competitive community bank, and will continue to attract and retain retail customers by emphasizing personal service, accessibility and flexibility. Some of the programs and efforts we are pursuing in these areas include: introducing a new mobile and on-line bank interface; offering merchant services programs to enhance the small business customer experience at Everett Co-operative Bank; providing new on-line account operations to enhance and facilitate new customer acquisitions; and offering cash management services.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. Our ability to gather deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates.

The following table sets forth the distribution of total deposits, by account type, at the dates indicated.

	At December 31,
	2022			2021
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$84,903	11.8%	0.00%	$83,311	14.6%	0.00%
Interest-bearing demand deposits	28,942	4.0%	0.10%	28,333	5.0%	0.18%
Regular savings deposits and other deposits	148,351	20.7%	2.12%	50,044	8.8%	0.05%
Money market deposits	136,106	19.0%	1.11%	183,246	32.0%	0.28%
Certificates of deposit	319,847	44.5%	2.31%	226,820	39.7%	0.98%
Total	$718,149	100.0%		$571,754	100.0%

As of December 31, 2022 and 2021, the aggregate amount of deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance, was $330.5 million and $172.2 million, respectively. As of December 31, 2022, the aggregate amount of all our certificates of deposit in excess of $250,000 was $98.4 million.

All of our deposits are fully insured due to the additional insurance provided to a Massachusetts cooperative bank, such as Everett Co-operative Bank, under the Depositors Insurance Fund, a private industry-sponsored insurance fund in Massachusetts that insures all deposits at Everett Co-operative Bank above FDIC limits.

Borrowing Capacity. As a member of the Federal Home Loan Bank of Boston, Everett Co-operative Bank is eligible to obtain advances upon the security of the Federal Home Loan Bank common stock owned and certain residential mortgage loans, provided certain standards related to credit-worthiness have been met. Federal Home Loan Bank advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. At December 31, 2022, we had the ability to borrow an additional $84.8 million from the Federal Home Loan Bank of Boston, subject to certain collateral requirements and had advances of $174.0 million at such date.

Subsidiary and Other Activities

Everett Co-operative Bank is the wholly owned subsidiary of ECB Bancorp.

Everett Co-operative Bank has one subsidiary, First Everett Securities Corporation, Inc. (“FESC, Inc.”), a Massachusetts corporation, which is engaged in the buying, selling and holding of investment securities. The income earned on FESC, Inc.’s securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained at Everett Co-operative Bank. At December 31, 2022, FESC, Inc. had total assets of $47.2 million, substantially all of which were in securities and cash to be invested.

Expense and Tax Allocation

Everett Co-operative Bank has entered into an agreement with ECB Bancorp to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, Everett Co-operative Bank and ECB Bancorp has entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

As of December 31, 2022, we had 66 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

Everett Co-operative Bank is a Massachusetts-chartered stock cooperative bank and is the wholly owned subsidiary of ECB Bancorp, a Maryland corporation, which is a registered bank holding company. Everett Co-operative Bank’s deposits are insured up to applicable limits by the FDIC and by the Depositors Insurance Fund for amounts in excess of the FDIC insurance limits. Everett Co-operative Bank is subject to extensive regulation by the Commissioner, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. Everett Co-operative Bank is required to file reports with, and is periodically examined by, the FDIC and the Commissioner concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, ECB Bancorp is regulated by the Board of Governors of the Federal Reserve Board (the “Federal Reserve Board”). Everett Co-operative Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; provide oversight for the adequacy of loan loss reserves for regulatory purposes and the adequacy of its risk management framework; and establish the timing and amounts of assessments and fees imposed by the regulatory agencies. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings rely on the supervisor’s judgment and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Everett Co-operative Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Everett Co-operative Bank must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau, as enforced by the FDIC. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

As a bank holding company, ECB Bancorp is required to comply with the Bank Holding Company Act of 1956, as amended, and the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. Additionally, the Federal Reserve Board may directly examine the subsidiaries of a bank holding company, including Everett Co-operative Bank. ECB Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Massachusetts legislature, the Commissioner, the Consumer Financial Protection Bureau, the FDIC, the Federal Reserve Board, the Securities and Exchange Commission or Congress, could have a material adverse impact on the operations and financial performance of ECB Bancorp and Everett Co-operative Bank.

Set forth below is a brief description of material regulatory requirements that are applicable to Everett Co-operative Bank and ECB Bancorp. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Everett Co-operative Bank and ECB Bancorp.

Massachusetts Banking Laws and Supervision

General. As a Massachusetts-chartered cooperative bank, Everett Co-operative Bank is subject to supervision, regulation and examination by the Commissioner and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, Everett Co-operative Bank is subject to Massachusetts consumer protection, Community Reinvestment Act, civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, issue stock and undertake certain other activities.

Massachusetts regulations generally allow Massachusetts banks, with appropriate regulatory approvals, to engage in activities permissible for federally chartered banks or banks chartered by another state. The Commissioner also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.

Dividends. A Massachusetts stock bank may declare cash dividends from net profits not more frequently than quarterly. Noncash dividends may be declared at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. The approval of the Commissioner is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Dividends from ECB Bancorp may depend, in part, upon receipt of dividends from Everett Co-operative Bank. The payment of dividends from Everett Co-operative Bank would be restricted by federal law if the payment of such dividends resulted in Everett Co-operative Bank failing to meet regulatory capital requirements.

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 20% of the total of an institution's capital stock (if any), surplus and undivided profits. The Commissioner applies the Office of the Comptroller of the Currency’s attribution rules to a borrower’s related interests. At December 31, 2022, Everett Co-operative Bank was in compliance with the loans-to-one borrower limitations.

Loans to a Bank’s Insiders. Under Massachusetts law, a Massachusetts-chartered bank must comply with Regulation O of the Federal Reserve Board and the Commissioner retains examination and enforcement authority to ensure compliance.

Investment Activities. In general, Massachusetts-chartered banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4% of the bank’s deposits. Federal law imposes additional restrictions on Everett Co-operative Bank’s investment activities.

Regulatory Enforcement Authority. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Commissioner may be subject to sanctions for noncompliance, including revocation of its charter. The Commissioner may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in an unsafe or unsound manner or contrary to the depositors’ interests or been negligent in the performance of their duties. Upon finding that a bank has engaged in an unfair or deceptive act or practice, the Commissioner may issue an order to cease and desist and impose a fine on the bank concerned. The Commissioner also has authority to take possession of a bank and appoint the FDIC as receiver under certain conditions such as an unsafe and unsound condition to transact business, the conduct of business in an unsafe or unauthorized manner or impaired capital. In addition, Massachusetts consumer protection and civil rights statutes applicable to Everett Co-operative Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damages and attorneys’ fees in the case of certain violations of those statutes.

Excess Deposit Insurance Fund. All Massachusetts-chartered cooperative banks are members of the Depositors Insurance Fund, a private industry-sponsored insurance fund in Massachusetts that insures all deposits at Everett Co-operative Bank above FDIC limits.

Protection of Personal Information. Massachusetts banking regulations contain requirements intended to protect personal information and are similar to federal laws such as the Gramm-Leach-Bliley Act, discussed below under “ – Federal Regulations – Other Regulations,” that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

Insurance Sales. Massachusetts banks may engage in insurance sales activities if the Commissioner has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance. A bank may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. Everett Co-operative Bank does not sell or refer insurance products, and has not sought approval for insurance sales activities.

Parity Regulation. A Massachusetts bank may exercise any power and engage in any activity that has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts, provided that the activity is permissible under applicable federal law and not specifically prohibited by Massachusetts law. Such powers and activities must be subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that exercised the power or activity.

Massachusetts has other statutes or regulations that are similar to certain of the federal provisions discussed below.

Federal Regulations

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

In determining the amount of risk-weighted assets for calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common shareholders’ equity and related surplus and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

Federal law required the federal banking agencies, including the FDIC, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with total consolidated assets of less than $10 billion. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to regain compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable regulatory capital requirements.

At December 31, 2022, Everett Co-operative Bank had not opted into the community bank leverage ratio framework and its capital ratios exceeded all applicable requirements.

Capital Distributions. The Federal Deposit Insurance Act generally provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. Unless the approval of the FDIC is obtained, Everett Co-operative Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its net income during the current calendar year and the retained net income of the prior two calendar years.

Community Reinvestment Act and Fair Lending Laws. All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. The FDIC is required to assess Everett Co-operative Bank’s record of compliance with the Community Reinvestment Act. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Everett Co-operative Bank received a “Satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Massachusetts has its own statutory counterpart to the CRA which is also applicable to Everett Co-operative Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Commissioner to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Everett Co-operative Bank’s most recent 2022 CRA performance rating under Massachusetts law was “Satisfactory.”

Transactions with Related Parties. An insured depository institution’s authority to engage in transactions with its affiliates is generally limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Everett Co-operative Bank. ECB Bancorp will be an affiliate of Everett Co-operative Bank because of its control of Everett Co-operative Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a state-chartered bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Everett Co-operative Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•
not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Everett Co-operative Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Everett Co-operative Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. As a non-member bank, Everett Co-operative Bank’s primary federal regulator is the FDIC which has authority to bring enforcement actions against all “institution-affiliated parties,” including directors, officers, shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the FDIC may range from the issuance of a capital directive or cease and desist order to removal and prohibition of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day, subject to inflation adjustments. The FDIC also has the authority to terminate federal deposit insurance.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for the insured depository institutions they supervise. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation and benefits, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order and/or the imposition of civil money penalties.

Branching. Federal law permits insured state banks to engage in interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by a bank in such state. Under current Massachusetts law, Everett Co-operative Bank can establish a branch in Massachusetts or in any other state. All branch applications require prior approval of the Commissioner and the FDIC. Finally, Everett Co-operative Bank may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.

Prompt Corrective Action. Federal law requires, among other things, that federal banking agencies take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the FDIC’s regulations establish five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on the payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including a regulatory order to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, ceasing receipt of deposits from correspondent banks, dismissal of directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

At December 31, 2022, Everett Co-operative Bank met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Everett Co-operative Bank, generally up to a maximum of $250,000 per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution's failure within three years.

In June 2020, the FDIC issued a final rule that mitigates the deposit insurance assessment effects of participating in certain COVID-19 liquidity facilities. The FDIC will generally remove the effect of PPP lending in calculating an institution’s deposit insurance assessment. The final rule also provides an offset to an institution’s total assessment amount for the increase in its assessment base attributable to participation in the PPP.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Everett Co-operative Bank. In October 2022 the FDIC increased initial base deposit insurance assessment rate schedules by 2 basis points, effective January 1, 2023. We cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Everett Co-operative Bank does not know of any practice, condition or violation that may lead to termination of its deposit insurance.

Privacy Regulations. Federal regulations generally require that Everett Co-operative Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Everett Co-operative Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Everett Co-operative Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

USA PATRIOT Act. Everett Co-operative Bank is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

Prohibitions Against Tying Arrangements. Everett Co-operative Bank is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations

Interest and other charges collected or contracted for by Everett Co-operative Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•
Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•
Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and
•
Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of Everett Co-operative Bank also are subject to, among others, the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Home Loan Bank System

Everett Co-operative Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide central credit facilities primarily for member institutions. Members of a Federal Home Loan Bank are required to acquire and hold shares of capital stock in their Federal Home Loan Bank. Everett Co-operative Bank complied with this requirement at December 31, 2022. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. The Company reviews its investment in capital stock of the FHLB for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. At December 31, 2022, no impairment had been recognized.

Holding Company Regulation

ECB Bancorp is a bank holding company within the meaning of Bank Holding Company of 1956, as amended. As such, ECB Bancorp is registered with the Federal Reserve Board and is subject to regulations, examinations, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over ECB Bancorp and its non-bank subsidiaries. Among other things, this authority permits the

Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Everett Co-operative Bank.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. ECB Bancorp is not a financial holding company.

Bank holding companies with less than $3 billion in consolidated assets are exempt from consolidated regulatory capital requirements unless the Federal Reserve Board determines otherwise in particular cases.

By law, holding companies, including bank holding companies, must act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued supervisory policies regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of ECB Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Massachusetts Holding Company Regulation. Under Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a cooperative bank, is regulated by the Commissioner as a bank holding company. Each such bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register, and file reports, with the Commissioner; and (iii) is subject to examination by the Commissioner. ECB Bancorp would become a bank holding company regulated by the Commissioner if it acquires a second banking institution and holds and operates it separately from Everett Co-operative Bank.

Change in Control Regulations

Under the Change in Bank Control Act, no person or group of persons may acquire “control” of a bank holding company, such as ECB Bancorp, unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. There is a presumption of control upon the acquisition of 10% or more of a class of voting stock if the holding company involved has its shares registered under the Securities Exchange Act of 1934, or, if the holding company involved does not have its shares registered under the Securities Exchange Act of 1934, if no other persons will own, control or hold the power to vote a greater percentage of that class of voting security after the acquisition.

Federal Securities Laws

The common stock of ECB Bancorp is registered with the Securities and Exchange Commission. ECB Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Emerging Growth Company Status

ECB Bancorp is an emerging growth company. For as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to public companies. These exemptions include, but are not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As an emerging growth company, ECB Bancorp also is not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors audit our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Such an election is irrevocable during the period a company is an emerging growth company.

ECB Bancorp will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of the conversion and offering; (ii) the first fiscal year after our annual gross revenues are $1.235 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year. We expect to lose our status as an emerging growth company effective December 31, 2027, which is the end of the fifth year after the completion date of the conversion and offering.

TAXATION

Federal Taxation

General. ECB Bancorp and Everett Co-operative Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to ECB Bancorp and Everett Co-operative Bank.

Method of Accounting. For federal income tax purposes, Everett Co-operative Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated after January 1, 2018. At December 31, 2022, Everett Co-operative Bank had no minimum tax credit carryovers.

Net Operating Loss Carryovers. As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry federal net operating losses forward indefinitely. At December 31, 2022, Everett Co-operative Bank had no federal net operating loss carryforwards.

Charitable Contribution Carryovers.

At December 31, 2022, the Company had a charitable contribution carryover of $2,412,000 which expires on December 31, 2027.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2022, Everett Co-operative Bank had no capital loss carryovers.

Corporate Dividends. ECB Bancorp may generally exclude from its income 100% of dividends received from Everett Co-operative Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Everett Co-operative Bank’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Financial institutions in Massachusetts file combined income tax returns with affiliated companies that are not security corporations. The Massachusetts excise tax rate for cooperative banks is currently 9.0% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision. Carryforwards and carrybacks of net operating losses and capital losses are not allowed. Everett Co-operative Bank’s state tax returns, as well as those of its subsidiaries, have not been audited in the most recent five-year period.

A financial institution or business corporation is generally entitled to special tax treatment as a “security corporation” under Massachusetts law provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a “security corporation” by the Commissioner of the Massachusetts Department of Revenue. A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income. Everett Co-operative Bank’s wholly owned subsidiary, First Everett Securities Corporation, which engages in securities transactions on its own behalf, is qualified as a security corporation. As such, it has received security corporation classification by the Massachusetts Department of Revenue and does not conduct any activities deemed impermissible under the governing statutes and the various regulations, directives, letter rulings and administrative pronouncements issued by the Massachusetts Department of Revenue.

As a Maryland business corporation, ECB Bancorp is required to file an annual report with and pay franchise taxes to the state of Maryland.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.everettbank.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A. Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like ECB Bancorp.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We conduct our business through our main office located in Everett, Massachusetts and our branch office located in Lynnfield, Massachusetts, both of which we own. Additionally, we lease office space in Everett, Massachusetts which services back office and loan administration functions. At December 31, 2022 the total net book value of our land, buildings, leasehold improvements, furniture, fixtures and equipment was $3.7 million.

The following table sets forth information regarding our offices at December 31, 2022.

Location	Leased or Owner	Year Acquired or Leased	Approximate Square Footage	Net Book Value of Real Property
Main Office:				(In Thousands)

Everett	Owned	1940	8,000	$2,930

Branch Office

Lynnfield	Owned	2016	2,000	$539

Other Properties

Everett (1)	Leased	2018	1,800	$143

Everett (1)	Leased	2022	1,285	$86

(1)
Back office and loan administration office.

ITEM 3. Legal Proceedings

Legal Proceedings

Among other things, the activities of Everett Co-operative Bank, including with respect to disclosures about and implementation of numerous consumer products, are subject to various laws and numerous regulations, including those related to unfair or deceptive acts or practices. If Everett Co-operative Bank is found to have violated one or more consumer protection laws, it may be required to pay restitution to certain affected customers in connection with certain of these practices. In addition, as a result of the extensive regulation, supervision and examination of our business described elsewhere in this Annual Report, we are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, public or private censure, increased costs, required remediation, restriction on business activities or other impacts on us.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2022, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “ECBK.” The approximate number of holders of record of ECB Bancorp common stock as of March 27, 2023, was 419. Certain shares of ECB Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

ECB Bancorp does not currently pay cash dividends on its common stock. Dividend payments by ECB Bancorp are dependent, in part, on dividends it receives from Everett Co-operative Bank, because ECB Bancorp has no source of income other than dividends from Everett Co-operative Bank, earnings from the investment of proceeds from the sale of shares of common stock in the stock offering which closed in July 2022 retained by ECB Bancorp and interest payments with respect to our loan to the Employee Stock Ownership Plan. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

The Federal Reserve Board has issued supervisory policies providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Federal Reserve Board guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition. In addition, Everett Co-operative Bank’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the capital rules, which may limit our ability to pay dividends to shareholders. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by regulations and policies of the Federal Reserve Board and the Commissioner, may be paid in addition to, or in lieu of, regular cash dividends.

Other than its Employee Stock Ownership Plan, ECB Bancorp does not have any equity compensation plans that were not approved by shareholders. ECB Bancorp currently has no other equity compensation plans.

Report of Offering of Securities and Use of Proceeds Therefrom. Not applicable.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the year ended December 31, 2022. Under current Federal Reserve Board regulations, the Company may not repurchase shares of its common stock during the first year following the Company’s initial public offering, except to fund shareholder-approved equity benefit plans or, with prior regulatory approval, when extraordinary circumstances exist.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited financial statements, which appear beginning on page 50 of this Annual Report on Form 10-K.

Overview

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, commercial real estate and multifamily loans, construction and land loans and home equity lines of credit. At December 31, 2022, $355.4 million, or 39.8%, of our total loan portfolio was comprised of one- to four-family residential real estate loans, $242.0 million, or 27.1%, of our total loan portfolio was comprised of multifamily real estate loans, $156.2 million, or 17.5%, of our total loan portfolio was comprised of commercial real estate loans, $107.3 million, or 12.0%, of our total loan portfolio was comprised of construction loans and $27.8 million, or 3.1%, of our total loan portfolio was comprised of home equity lines of credit and loans. We also invest in securities, consisting primarily of U.S. government and federal agency obligations, mortgage-backed securities and corporate bonds. We offer a variety of deposit accounts, including certificate of deposit accounts, IRAs, money market accounts, savings accounts and interest-bearing and noninterest-bearing checking accounts. We historically have utilized advances from the Federal Home Loan Bank of Boston (the “FHLB”) to fund our operations and we had $174.0 million of FHLB advances outstanding at December 31, 2022. Additionally, in recent years, we have also accepted brokered deposits as a non-retail funding source to fund our operations. At December 31, 2022 we had $100.8 million of brokered deposits.

For the years ended December 31, 2022 and 2021, we had net income of $2.7 million and $4.0 million, respectively. Our 2022 net income was affected by an after-tax charge of $2.3 million related to a charitable contribution to the Everett Co-operative Bank Charitable Foundation. Our 2021 net income was affected by an after-tax charge of $1.4 million related to our freezing of and withdrawal from a defined benefit plan. Our current business strategy includes continuing to focus on originating and growing our commercial real estate, multifamily real estate and construction loan portfolios and the origination of one- to four-family residential real estate loans.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of fees and service charges, gains on sales of loans and income on bank-owned life insurance. Noninterest expense currently consists primarily of expenses related to salary and employee benefits and director fees, occupancy and equipment, data processing, advertising, professional fees, federal deposit insurance assessments, charitable contributions and other general and administrative expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

Our principal objective is to build long-term value for our shareholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers. Highlights of our current business strategy include:

•
Continuing to focus on enhancing our commercial real estate and multifamily lending. In order to increase the yield on our loan portfolio and reduce the term to maturity of our loan portfolio, we intend to continue our focus on growing the originations of commercial real estate loans and multifamily loans while maintaining what we believe are prudent underwriting standards and we expect that these loan categories will comprise a greater percentage of our total loan portfolio. In order to execute on this strategy, in January 2022 we hired a new Chief Lending Officer as well as some additional commercial lending and credit analyst personnel throughout the year. The capital raised in the offering has and will continue to allow us to increase our commercial lending capacity by enabling us to originate and retain all or a greater portion of loans that we historically participated out to other local institutions.

Given that our regulatory loans to one borrower limits have increased with our increase in capital, we have revised our lending policies and loans to one borrower limitations to increase our lending limits and the type and size of loans we choose to originate and hold in our portfolio. Our commercial real estate and multifamily loan portfolios increased to $156.2 million and $242.0 million, respectively, at December 31, 2022 from $100.0 million and $59.5 million, respectively, at December 31, 2021.
•
Reduced focus on one- to four-family residential real estate lending. We have been, and will continue to be, a one- to four-family residential real estate lender for borrowers in our market area and such lending will remain a core focus, but we expect that our lending strategy will result in a decrease to one-to-four family residential loans as a percentage of our total loan portfolio as we increase our focus on commercial real estate and multifamily lending. As of December 31, 2022, $355.4 million, or 39.8%, of our total loan portfolio, consisted of one- to four-family residential real estate loans and at that date an additional $27.8 million, or 3.1%, of our total loan portfolio, consisted of home equity lines of credit and loans. We expect that one- to four-family residential real estate lending will remain one of our primary lending activities.
•
Maintaining our strong asset quality through prudent loan underwriting. As we seek to grow our loan portfolio, we intend to maintain prudent loan underwriting and credit monitoring processes. At December 31, 2022 and 2021, non-performing assets totaled $656,000 and $982,000, respectively, which represented 0.06% and 0.15% of total assets at those dates, respectively.
•
Continuing to attract and retain customers in our market area and build our “core” deposits consisting of interest-bearing and noninterest-bearing checking, savings and money market accounts. Our strategy to enhance and grow our commercial real estate lending in a diligent and orderly manner is also designed to encourage relationship banking and increase our core deposits, including noninterest-bearing transaction accounts, and decrease our dependence on certificates of deposit. We plan to leverage our increased focus on commercial real estate and commercial lending efforts to also increase our opportunities to develop commercial business deposit relationships. Additionally, we believe the recent hire of our Senior Vice President of Retail Operations, who brings 35 years of banking experience to our retail sales and administrative team, will be invaluable to the implementation of the added product delivery channels and technological services such as additional electronic and mobile banking applications, which we believe will increase our core deposits.
•
Remaining a community-oriented institution and relying on high quality service to maintain and build a loyal local customer base. We were established in 1890 and have been operating continuously in and around Everett, Massachusetts since that time. By using our recognized brand name and the goodwill developed over years of providing timely, efficient banking services, we believe we have been able to attract a solid base of local retail customers on which to continue to build our banking business. Additionally, we believe that the establishment and funding of the charitable foundation will further promote our relationships and exposure in our market area through our support of charitable organizations operating in our local community now and in the future.
•
Expanding our banking franchise as opportunities arise through de novo branching and/or branch acquisitions. We currently operate from our two full-service banking offices. We believe there are branch expansion opportunities that exist within our primary market area. We intend to evaluate branch expansion opportunities, including through establishing one or more de novo branches and/or branch acquisitions as such opportunities arise.

Summary of Significant Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

The following represent our significant accounting policies:

Allowance for Loan Losses. The allowance for loan losses is a reserve for estimated probable credit losses on individually evaluated loans determined to be impaired as well as estimated probable credit losses inherent in the loan portfolio. Actual credit losses, net of recoveries, are deducted from the allowance for loan losses. Loans are charged off when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance for loan losses. A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. Management’s evaluation process used to determine the appropriateness of the allowance for loan losses is subject to the use of estimates, assumptions, and judgment. The evaluation process involves gathering and interpreting many qualitative and quantitative factors which could affect probable credit losses. Because interpretation and analysis involves judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated loan losses and therefore the appropriateness of the allowance for loan losses could change significantly.

The allocation methodology applied by ECB Bancorp is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses was adequate at December 31, 2022. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may choose to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of ECB Bancorp, Inc. and any increase or decrease in the allowance is the responsibility of management.

As noted above, we consider a number of variables in our evaluation of the adequacy of the allowance for loan losses, with one of the more significant variables being delinquency levels in the various segments of our loan portfolio. As of December 31, 2022 and December 31, 2021, $71,000 and $174,000 of our allowance for loan losses reflects the risk relative to portfolio delinquency. Based on our model, if all segments of our loan portfolio experienced delinquency rates of 5% of the outstanding balance of loans, our allowance for loan losses as of December 31, 2022 would have increased by $4.4 million to $11.6 million, holding all other variables constant.

Through December 31, 2022 we followed the incurred loss methodology for determining our allowance for loan losses. We adopted the Current Expected Credit Loss (CECL) methodology on January 1, 2023. This methodology replaces the existing incurred loss and impairment methodology in current GAAP with a methodology referred to as CECL. This methodology reflects expected credit losses and requires consideration of historical experience, current conditions, and reasonable and supportable forecasts of future economic conditions. Financial institutions will now use forward-looking information to estimate the expected credit loss on a loan at the time of origination. Credit losses on available-for-sale debt securities will be measured in a manner similar to current GAAP but will be recognized through an allowance rather than as a direct writedown. Upon the adoption of the change in methodology, the change from the incurred loss methodology to the CECL methodology will be recognized through an adjustment to retained earnings. The Company is continuing to evaluate the impact the adoption of this guidance will have on its consolidated financial statements, which is expected to be significant. Management is still finalizing the analysis of its current expected credit loss methodology and has not yet estimated the impact that this guidance will have on our allowance for loan losses.

Income Taxes. We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments may require us to make projections of future taxable income and/or to carryback to taxable income in prior years. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.

Securities Valuation and Impairment. We classify our investments in debt securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from one or more third-party services. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. For any debt security with a fair value less than its amortized cost basis, we will determine whether we have the intent to sell the debt security or whether it is more likely than not we will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment charge to earnings. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The other-than-temporary impairment related to all other factors will be recorded in other comprehensive income (loss). We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral.

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

Total Assets. Total assets increased $398.0 million, or 59.7%, to $1.06 billion at December 31, 2022 from $666.5 million at December 31, 2021. The increase was primarily the result of increases in loans, held-to-maturity securities, cash and cash equivalents and Federal Home Loan Bank stock.

Cash and Cash Equivalents. Cash and cash equivalents increased $9.1 million, or 17.1%, to $62.1 million at December 31, 2022 from $53.0 million at December 31, 2021, primarily due to an increase in proceeds from the offering, increases in deposits and FHLB advances, partially offset by funding loan growth and purchases of investment securities held-to-maturity.

Securities Held-To-Maturity. Securities held-to-maturity increased $12.0 million, or 18.3%, to $77.6 million at December 31, 2022 from $65.6 million at December 31, 2021, primarily due to purchases of securities of $22.6 million partially offset by principal repayments of $10.4 million.

Loans. Loans increased $368.5 million, or 71.3%, to $885.7 million at December 31, 2022 from $517.1 million at December 31, 2021. The largest increases in our loan portfolio were in the multi-family real estate loans, one- to four-family residential real estate loans, commercial real estate loans and construction loans. Multi-family real estate loans increased $182.4 million, or 306.5%, from December 31, 2021 to December 31, 2022, one- to four- family residential real estate loans increased $95.7 million, or 36.9%, from December 31, 2021 to December 31, 2022, commercial real estate loans increased $56.3 million, or 56.3%, to $156.2 million at December 31, 2022 from $100.0 million at December 31, 2021 and construction loans increased $36.6 million, or 51.9%, from $70.7 million at December 31, 2021 to $107.3 million at December 31, 2022. The increase in these loan portfolios reflects our strategy to grow the balance sheet by continuing to diversify into higher-yielding commercial real estate and multi-family real estate loans to improve net margins and manage interest rate risk. In addition, to help manage interest rate risk and generate non-interest income, we sell one- to four-family residential mortgage loans into the secondary market on a servicing-released basis. During the year ended December 31, 2022, we sold $5.8 million in loans and recognized gains of $84,000.

Federal Home Loan Bank stock. The Federal Home Loan Bank (FHLB) is a cooperative bank that provides services to its member banking institutions. The primary reason for our membership in the FHLB is to gain access to a reliable source of wholesale funding and as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. We purchase and/or are subject to redemption of FHLB stock proportional to the volume of funding received and view the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. We held an investment in FHLB stock of $7.3 million and $1.1 million at December 31, 2022 and 2021, respectively. The amount of stock we are required to purchase is in proportion to our FHLB borrowings and level of total assets. Accordingly, the increase in the FHLB stock is due to increased borrowing.

Bank-owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Bank-owned life insurance decreased $68,000, or 0.5%, to $14.1 million at December 31, 2022 from $14.1 million at December 31, 2021. The decrease was due to a reduction of our cash surrender value of $466,000 related to policy claims due to the death of an insured individual. Partially offsetting the decrease to cash surrender value, we recognized $398,000 from the increase in cash surrender value of our bank-owned life insurance portfolio during the year ended December 31, 2022.

Deposits. Deposits increased $146.4 million, or 25.6%, to $718.1 million at December 31, 2022 from $571.8 million at December 31, 2021. Core deposits (defined as all deposits other than certificates of deposit and brokered deposits) increased $53.4 million, or 15.5%, to $398.3 million at December 31, 2022 from $344.9 million at December 31, 2021. This increase was primarily a result of a $98.3 million, or 196.4%, increase in savings accounts to $148.4 million at December 31, 2022 from $50.0 million at December 31, 2021 partially offset by a $47.1 million, or 25.7%, decrease in money market accounts to $136.1 million at December 31, 2022 from $183.2 million at December 31, 2021. Certificates of deposit increased $93.0 million, or 41.0%, to $319.8 million at December 31, 2022 from $226.8 million at December 31, 2021. At December 31, 2022 and 2021, we had $100.8 million and $19.9 million of brokered deposits, respectively.

Federal Home Loan Bank Advances. Advances from the Federal Home Loan Bank increased $165.0 million, or 1,833.3%, to $174.0 million at December 31, 2022 from $9.0 million at December 31, 2021. The increase in FHLB advances was utilized to support loan growth during the year ended December 31, 2022.

Shareholders' Equity. Total shareholders' equity increased $85.5 million, or 110.6%, to $162.7 million at December 31, 2022 from $77.3 million at December 31, 2021. The increase was primarily due to net offering proceeds received in connection with the conversion offering which closed in July 2022 of $79.2 million, $2.6 million in equity that was contributed to the Everett Co-operative Bank Charitable Foundation, and net income of $2.7 million for the year ended December 31, 2022.

Comparison of Operating Results for the Years Ended December 31, 2022 and December 31, 2021

Net Income. Net income was $2.7 million for the year ended December 31, 2022, compared to net income of $4.0 million for the year ended December 31, 2021, a decrease of $1.3 million, or 32.7%. The decrease was primarily due to a $4.5 million increase in noninterest expense, offset in part by a $2.4 million increase in net interest and dividend income after provision for loan losses.

Interest and Dividend Income. Interest and dividend income increased $6.8 million, or 30.3%, to $29.1 million for the year ended December 31, 2022 from $22.4 million for the year ended December 31, 2021, primarily due to a $5.6 million increase in interest and fees on loans. The increase in interest and fees on loans was driven by an increase of $146.4 million in the average balance of the loan portfolio to $643.3 million for the year ended December 31, 2022 from $496.9 million for the year ended December 31, 2021, partially offset by a decrease in the yield by 10 basis points from 4.29% during the year ended December 31, 2021 to 4.19% during the year ended December 31, 2022. The yield for the year ended December 31, 2021 benefited from $653,000 in loan prepayment penalties as well as $332,000 in PPP loan fee income as compared to $66,000 in prepayment penalties and $135,000 in PPP loan fee income recognized during the year ended December 31, 2022.

Interest and dividends on securities increased $476,000, or 47.0% from $1.0 million for the year ended December 31, 2021 to $1.5 million for the year ended December 31, 2022. This increase was driven by an increase in the yield of investment securities held-to-maturity and available-for-sale of 36 basis points from 1.49% for the year ended December 31, 2021 to 1.85% for the year ended December 31, 2022 as well as an increase in the average balance of $8.5 million from $66.4 million during the year ended December 31, 2021 to $75.0 million during the year ended December 31, 2022. In addition, during the year ended December 31, 2022, we recognized interest and dividends of $101,000 on cost method investments as compared to interest and dividends of $24,000 recognized for the year ended December 31, 2021.

Other interest income increased $671,000, or 1,525% from $44,000 for the year ended December 31, 2021 to $715,000 for the year ended December 31, 2022. This increase was due to the yield on short term investments increasing by 1.61% from 0.10% for the year ended December 31, 2021 to 1.71% for the year ended December 31, 2022.

Average interest-earning assets increased $153.6 million, to $760.3 million for the year ended December 31, 2022 from $606.7 million for the year ended December 31, 2021. The yield on interest earning-assets increased by 14 basis points to 3.82% for the year ended December 31, 2022 from 3.68% for the year ended December 31, 2021.

Interest Expense. Total interest expense increased $1.8 million, or 49.8%, to $5.5 million for the year ended December 31, 2022 from $3.7 million for the year ended December 31, 2021. Interest expense on deposit accounts increased $1.0 million, or 28.8%, to $4.6 million for the year ended December 31, 2022 from $3.5 million for the year ended December 31, 2021, due to an increase in the weighted average rate on interest-bearing deposits to 0.85% for the year ended December 31, 2022 from 0.77% for the year ended December 31, 2021, as well as an increase in the average balance of interest-bearing deposits of $77.9 million, or 16.9% to $538.1 million for the year ended December 31, 2022 from $460.2 million for the year ended December 31, 2021.

Interest expense on Federal Home Loan Bank advances increased $813,000, or 602.2%, to $948,000 for the year ended December 31, 2022 from $135,000 for the year ended December 31, 2021. The average balance of Federal Home Loan Bank advances increased $27.5 million, or 222.5%, to $39.9 million for the year ended December 31, 2022 from $12.4 million for the year ended December 31, 2021. The average balance increased as we utilized advances to fund loan growth. For the year ended December 31, 2022, the weighted average cost of Federal Home Loan Advances was 2.38%, as compared to 1.09% for the year ended December 31, 2021.

Net Interest and Dividend Income. Net interest and dividend income increased $4.9 million, or 26.4%, to $23.6 million for the year ended December 31, 2022 from $18.7 million for the year ended December 31, 2021, primarily due to a $153.6 million increase in the average balance of interest-earning assets during the year ended December 31, 2022, together with an increase in the net interest margin to 3.10% for the year ended December 31, 2022 from 3.08% for the year ended December 31, 2021. The improvement in the net interest margin was largely due to the interest earning asset growth that was funded with the zero cost capital that was raised in the stock offering. The interest rate spread declined by 0.03% to 2.87% for the year ended December 31, 2022 from 2.90% for the year ended December 31, 2021. The decrease in the interest rate spread was due to an increase in the cost of interest-bearing liabilities that exceeded the increase in the yield on interest earning assets.

Provision for Loan Losses. Based on management’s analysis of the adequacy of the allowance for loan losses, a provision of $2.9 million was recorded for the year ended December 31, 2022, compared to a provision of $360,000 for the year ended December 31, 2021. The $2.6 million, or 716.7%, increase in the provision was primarily due to loan portfolio growth.

Noninterest Income. Noninterest income increased $179,000, or 14.6%, to $1.4 million for the year ended December 31, 2022 from $1.2 million for the year ended December 31, 2021. The increase was driven by $430,000 of gains recognized into income from life insurance policy death benefits. Partially offsetting this increase was a decrease of $362,000 in net gains on sales of loans due to the current interest rate environment and lower originations of saleable loans. The table below sets forth our noninterest income for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Customer service fees	$446	$393	$53	13.5%
Income from bank-owned life insurance	828	355	473	133.2
Net gain on sales of loans	84	446	(362)	(81.2)
Other	43	28	15	53.6
Total noninterest income	$1,401	$1,222	$179	14.6%

Noninterest Expense. Noninterest expense increased $4.5 million, or 32.0%, to $18.6 million for the year ended December 31, 2022 from $14.1 million for the year ended December 31, 2021. The increase was primarily due to an increase in charitable contributions to $3.3 million for the year ended December 31, 2022 from $54,000 for the year ended December 31, 2021 resulting from a $3.2 million contribution to the Everett Co-operative Bank Charitable Foundation, representing 260,000 shares of our common stock and $600,000 in cash contributed as part of our initial public offering. Professional fees and other expenses increased by $364,000, or 75.5%, and $388,000, or 36.7%, respectively, primarily due to operating a publicly traded company and implementing our growth strategy. FDIC assessments increased $69,000, or 44.2%. This increase was primarily due to asset growth. We expect FDIC assessment costs to continue to increase as the FDIC has increased assessment rates for all banks beginning in the first quarter of 2023. The table below sets forth our noninterest expense for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$9,928	$9,599	$329	3.4%
Director Compensation	429	430	(1)	(0.3)
Occupancy and equipment	766	721	45	6.2
Data processing	704	684	20	2.9
Computer software and licensing fees	247	253	(6)	(2.4)
Advertising and promotions	752	648	104	16.0
Professional fees	846	482	364	75.5
FDIC Assessment	225	156	69	44.2
Charitable contributions	3,256	54	3,202	5,929.6
Other expense	1,446	1,058	388	36.7
Total noninterest expense	$18,599	$14,085	$4,514	32.0%

Income Tax Expense. Income tax expense decreased $653,000, or 45.7%, to $776,000 for the year ended December 31, 2022 from $1.4 million for the year ended December 31, 2021. The effective tax rate was 22.2% and 26.1% for the years ended December 31, 2022 and 2021, respectively. The decrease in the effective tax rate was driven by increased non-taxable income from bank-owned life insurance in 2022 as compared to 2021.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. Average balances are daily average balances. Non-accrual loans are included in average balances only. Average yields include the effect of deferred costs and fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Year Ended December 31,
	2022			2021
	Average Outstanding Balance	Interest	Yield/ Rate(5)	Average Outstanding Balance	Interest	Yield/ Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$643,298	$26,946	4.19%	$496,915	$21,319	4.29%
Securities (1)	74,950	1,387	1.85	66,420	988	1.49
Short term investments	41,831	713	1.71	43,375	44	0.10
Interest bearing time deposits	238	2	0.71	—	—	—
Total interest-earning assets	760,317	29,048	3.82%	606,710	22,351	3.68%
Non-interest-earning assets	27,486			23,140
Total assets	$787,803			$629,850

Interest-bearing liabilities:
Regular savings accounts	$70,106	$461	0.66%	$47,042	$30	0.06%
Checking accounts	35,900	29	0.08	25,837	59	0.23
Money market accounts	177,549	864	0.49	163,933	555	0.34
Certificates of deposit	254,543	3,212	1.26	223,366	2,902	1.30
Total interest-bearing deposits	538,098	4,566	0.85	460,178	3,546	0.77
Federal Home Loan Bank advances	39,859	948	2.38	12,359	135	1.09
Other borrowings	27	1	3.70	—	—	—
Total interest-bearing liabilities	577,984	5,515	0.95%	472,537	3,681	0.78%
Non-interest-bearing demand deposits	86,646			76,290
Non-interest-bearing liabilities	8,344			5,309
Total liabilities	672,974			554,136
Shareholders' Equity	114,829			75,714
Total liabilities and shareholders' equity	$787,803			$629,850

Net interest income		$23,533			$18,670
Net interest rate spread (2)			2.87%			2.90%
Net interest-earning assets (3)	$182,333			$134,173
Net interest margin (4)			3.10%			3.08%

Average interest-earning assets to interest- bearing liabilities			131.55%			128.39%

(1)
Excludes FHLB stock dividends of $52,000 and $22,000 for the years ended December 31, 2022 and December 31, 2021, respectively, and $49,000 and $2,000 of interest and dividends on cost method investments recorded within other assets for the years ended December 31, 2022 and December 31, 2021, respectively.
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

	Years Ended December 31, 2022 vs. 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$6,143	$(516)	$5,627
Securities	138	261	399
Short term investments	(2)	671	669
Interest bearing time deposits	2	-	2
Total interest-earning assets	$6,281	$416	$6,697

Interest-bearing liabilities:
Interest-bearing demand deposits	$17	$(47)	$(30)
Regular savings and other deposits	22	409	431
Money market deposits	49	260	309
Certificates of deposit	395	(85)	310
Total deposits	483	537	1,020
Advances from the Federal Home Loan Bank	532	281	813
Other interest-bearing liabilities	1	-	1
Total interest-bearing liabilities	$1,016	$818	$1,834

Change in net interest income	$5,265	$(402)	$4,863

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our chief financial officer is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

•
maintaining capital levels that exceed the thresholds for well-capitalized status under federal regulations;
•
maintaining a prudent level of liquidity;
•
growing our volume of core deposit accounts;
•
managing our investment securities portfolio to maintain a prudent balance between enhancing profitability and protecting the balance sheet against sensitivity to changes in interest rates;
•
managing our utilization of wholesale funding with borrowings from the Federal Home Loan Bank and brokered deposits in a prudent manner; and

•
continuing to diversify our loan portfolio by adding more commercial-related loans, which typically have shorter maturities and/or balloon payments.

By following these strategies, we believe that we are better positioned to react to increases and decreases in market interest rates.

We have not engaged in hedging activities, such as engaging in swaps, futures or options. We may consider these activities in the future.

Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by various basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100-basis point increase in the “Change in Interest Rates” column below.

The table below sets forth, as of December 31, 2022, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

As of December 31, 2022
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
400	21,237	-18.9%
300	22,448	-14.3%
200	23,657	-9.7%
100	24,984	-4.6%
Level	26,201	0.0%
-100	26,746	2.1%
-200	26,770	2.2%
-300	26,983	3.0%
-400	27,446	4.8%

____________________

1.
Assumes an immediate uniform change in interest rates at all maturities.

The tables above indicate that at December 31, 2022, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a decrease in net interest income of 9.7%, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 2.2% increase in net interest income.

Economic Value of Equity. We also compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases instantaneously by 100, 200, 300 and 400 basis point increments or decreases instantaneously by 100 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The table below sets forth, as of December 31, 2022, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

As of December 31, 2022
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
400	87,366	(44,808)	-33.9%	9.6%	(340)
300	97,712	(34,462)	-26.1%	10.4%	(255)
200	108,705	(23,469)	-17.8%	11.3%	(169)
100	121,322	(10,852)	-8.2%	12.2%	(75)
—	132,174	0	0.0%	13.0%	0
-100	138,747	6,573	5.0%	13.3%	30
-200	141,834	9,660	7.3%	13.2%	28
-300	143,814	11,640	8.8%	13.1%	14
-400	136,912	4,738	3.6%	12.3%	(71)

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2022, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 17.8% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 7.3% increase in EVE.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The net interest income and net economic value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates, and actual results may differ.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, increases in market interest rates can decrease the fair values of our loans but increase the fair value of deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Boston. At December 31, 2022, we had outstanding advances of $174.0 million from the Federal Home Loan Bank. At December 31, 2022, we had unused borrowing capacity of $84.8 million with the Federal Home Loan Bank and $10.0 million with the Atlantic Community Bankers Bank.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.

At December 31, 2022, we had $43.9 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $80.2 million in unused lines of credit to borrowers and $72.4 million in unadvanced construction loans.

Certificates of deposit due within one year of December 31, 2022 totaled $183.4 million, or 25.5%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2023, or on our savings and money market accounts.

We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2022.

Our primary investing activity is originating loans. During the years ended December 31, 2022 and 2021, we originated and purchased $557.5 million and $254.6 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, as well as both FHLB advances and brokered deposits. We experienced net increases in deposits of $146.4 million and $80.3 million for the years ended December 31, 2022 and 2021, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. At December 31, 2022 and 2021, the level of brokered time deposits was $100.8 million and $19.9 million, respectively. At December 31, 2022 and 2021 the level of FHLB advances was $174.0 million and $9.0 million, respectively.

For additional information, see the consolidated statements of cash flows for the years ended December 31, 2022 and 2021 included as part of the consolidated financial statements appearing elsewhere in this 10-K.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2022, Everett Co-operative Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 14 of the notes to consolidated financial statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2022, we had outstanding commitments to originate and purchase loans of $43.9 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2022 totaled $183.4 million. Management expects that a substantial portion of these time deposits will be retained. However, if a substantial portion of these time deposits is not retained, we may utilize advances from the Federal Home Loan Bank, brokered deposits or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

See Note 2 to the notes to the consolidated financial statements for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

Impact of Inflation and Changing Price

The consolidated financial statements and related data presented in this 10-K have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

ECB Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ECB Bancorp, Inc. and Subsidiary (formerly Everett Co-operative Bank and Subsidiary) (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Baker Newman & Noyes LLC

/s/ Baker Newman & Noyes LLC

Boston, Massachusetts

March 30, 2023

We have served as the Company’s auditor since 2015.

ECB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2022 and December 31, 2021

(dollars in thousands)

	December 31, 2022	December 31, 2021

ASSETS
Cash and due from banks	$3,123	$7,326
Short-term investments	58,927	45,649
Total cash and cash equivalents	62,050	52,975
Interest-bearing time deposits	300	—
Investments in available-for-sale securities (at fair value)	5,001	5,010
Investments in held-to-maturity securities, at cost (fair values of $69,707 at December 31, 2022 and $65,556 at December 31, 2021)	77,591	65,571
Federal Home Loan Bank stock, at cost	7,293	1,087
Loans held-for-sale	—	1,301
Loans, net of allowance for loan losses of $7,200 as of December 31, 2022 and $4,236 as of December 31, 2021	885,674	517,131
Premises and equipment, net	3,698	3,784
Accrued interest receivable	2,632	1,481
Deferred tax asset, net	4,344	2,971
Bank-owned life insurance	14,067	14,135
Other assets	1,812	1,043
Total assets	$1,064,462	$666,489

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$84,903	$83,311
Interest-bearing	633,246	488,443
Total deposits	718,149	571,754
Federal Home Loan Bank advances	174,000	9,000
Other liabilities	9,583	8,462
Total liabilities	901,732	589,216

Shareholders' Equity:
Preferred Stock, par value $0.01; Authorized: 1,000,000 and 0 shares; Issued and outstanding: 0 shares; and 0 shares, respectively	—	—
Common Stock, par value $0.01; Authorized: 30,000,000 and 0 shares; Issued and outstanding: 9,175,247 shares; and 0 shares, respectively	92	—
Additional paid-in capital	89,286	—
Retained earnings	80,076	77,356
Accumulated other comprehensive income (loss)	249	(83)
Unallocated common shares held by the Employee Stock Ownership Plan	(6,973)	—
Total shareholders' equity	162,730	77,273
Total liabilities and shareholders' equity	$1,064,462	$666,489

The accompanying notes are an integral part of these consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2022 and 2021

(dollars in thousands)

	Years Ended
	December 31,
	2022	2021
Interest and dividend income:
Interest and fees on loans	$26,946	$21,319
Interest and dividends on securities	1,488	1,012
Other interest income	715	44
Total interest and dividend income	29,149	22,375
Interest expense:
Interest on deposits	4,566	3,546
Interest on Federal Home Loan Bank advances	948	135
Interest on Federal Funds purchased	1	-
Total interest expense	5,515	3,681
Net interest and dividend income	23,634	18,694
Provision for loan losses	2,940	360
Net interest and dividend income after provision for loan losses	20,694	18,334
Noninterest income:
Customer service fees	446	393
Income from bank-owned life insurance	828	355
Net gain on sales of loans	84	446
Other income	43	28
Total noninterest income	1,401	1,222
Noninterest expense:
Salaries and employee benefits	9,928	9,599
Director compensation	429	430
Occupancy and equipment expense	766	721
Data processing	704	684
Computer software and licensing fees	247	253
Advertising and promotions	752	648
Professional fees	846	482
Federal Deposit Insurance Corporation assessment	225	156
Charitable contributions	3,256	54
Other expense	1,446	1,058
Total noninterest expense	18,599	14,085
Income before income tax expense	3,496	5,471
Income tax expense	776	1,429
Net income	$2,720	$4,042
Share data:
Weighted average shares outstanding, basic	8,456,218	N/A
Weighted average shares outstanding, diluted	8,456,218	N/A
Basic earnings per share	$0.32	N/A
Diluted earnings per share	$0.32	N/A

The accompanying notes are an integral part of these consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2022 and 2021

(dollars in thousands)

	Year Ended
	December 31,
	2022	2021

Net income	$2,720	$4,042
Other comprehensive income, net of tax:
Net change in unrealized holding gain on securities available-for-sale	(6)	(18)
Net change in unrecognized postretirement benefit costs pertaining to supplemental executive retirement plan	202	95
Net change in unrecognized postretirement benefit costs pertaining to director fee continuation plan	136	120
Other comprehensive income, net of tax	332	197

Comprehensive income	$3,052	$4,239

The accompanying notes are an integral part of these consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Statements of Changes in Shareholders' Equity

For the Years Ended December 31, 2022 and 2021

(dollars in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total
Balance at December 31, 2020	-	$-	$-	$73,314	$(280)	$-	$73,034
Net income	-	-	-	4,042	-	-	4,042
Other comprehensive income, net of tax	-	-	-	-	197	-	197
Balance at December 31, 2021	-	$-	$-	$77,356	$(83)	$-	$77,273
Net income	-	-	-	2,720	-	-	2,720
Other comprehensive income, net of tax	-	-	-	-	332	-	332
Proceeds of stock offering and issuance of common shares (net of costs of $2.6 million )	8,915,247	89	86,497	-	-	-	86,586
Issuance of common shares donated to the Everett Co-operative Bank Charitable Foundation	260,000	3	2,597	-	-	-	2,600
Purchase of common shares by the ESOP (734,020 shares)	-	-	-	-	-	(7,340)	(7,340)
ESOP shares allocated (36,701 shares)	-	-	192	-	-	367	559
Balance at December 31, 2022	9,175,247	$92	$89,286	$80,076	$249	$(6,973)	$162,730

The accompanying notes are an integral part of these consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2022 and 2021

(dollars in thousands)

	Year Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net income	$2,720	$4,042
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	182	338
Provision for loan losses	2,940	360
Change in deferred loan costs/fees	(175)	175
Gain on sales of loans, net	(84)	(446)
Proceeds from sales of loans	5,824	24,566
Loans originated for sale, net	(4,439)	(24,980)
Depreciation and amortization expense	302	300
(Increase) decrease in accrued interest receivable	(1,151)	339
Increase in bank-owned life insurance	(398)	(355)
Gain from life insurance policy death benefit	(430)	—
Deferred income tax benefit	(1,502)	(1,117)
Accrual for pension plan withdrawal liability	(2,001)	2,001
Issuance of common shares donated to the Everett Co-operative Bank Charitable Foundation	2,600	—
ESOP expense	559	—
Increase in other assets	(769)	(364)
Increase in accrued interest payable	687	—
Increase in other liabilities	2,905	1,590
Net cash provided by operating activities	7,770	6,449

Cash flows from investing activities:
Purchases of held-to-maturity securities	(22,628)	(26,903)
Proceeds from paydowns and maturities of held-to-maturity securities	10,426	13,965
Premiums paid on bank-owned life insurance	—	(5,000)
Proceeds from life insurance policy death benefit	896	—
Purchase of interest-bearing time deposits	(300)	—
Purchase of Federal Home Loan Bank Stock	(8,025)	—
Redemption of Federal Home Loan Bank Stock	1,819	331
Loan originations and principal collections, net	(354,493)	(50,507)
Purchase of loans	(16,841)	—
Recoveries of loans previously charged off	26	—
Capital expenditures	(216)	(104)
Net cash used in investing activities	(389,336)	(68,218)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	53,368	70,693
Net increase in time deposits	93,027	9,640
Proceeds from long-term Federal Home Loan Bank advances	110,000	4,000
Repayments of long-term Federal Home Loan Bank advances	(20,000)	(13,000)
Net change in short-term Federal Home Loan Bank advances	75,000	—
Net proceeds from issuance of common stock	79,246	—
Net cash provided by financing activities	390,641	71,333

Net increase in cash and cash equivalents	9,075	9,564
Cash and cash equivalents at beginning of year	52,975	43,411
Cash and cash equivalents at end of period	$62,050	$52,975

Supplemental disclosures:
Interest paid	$4,828	$3,655
Income taxes paid	1,982	2,412

The accompanying notes are an integral part of these consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022

Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

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

The offering costs of issuing the capital stock were deferred and deducted from the proceeds of the offering. Total offering costs that were deducted from the proceeds amounted to $2,567,000. At December 31, 2022 and December 31, 2021, the Bank had incurred approximately $0 and $76,000, respectively, in offering costs that were deferred and capitalized.

The Bank has established a Liquidation Account in an amount equal to the net worth of the Bank as of the date of the latest consolidated balance sheet contained in the final prospectus distributed in connection with the conversion and stock offering. The function of the Liquidation Account is to establish a priority on liquidation of the Bank. The Liquidation Account will be maintained by the Bank for the benefit of the eligible account holders who continue to maintain deposit accounts with the Bank following the conversion. Each eligible account holder shall, with respect to each deposit account, hold a related inchoate interest in a portion of the Liquidation Account balance, in relation to each deposit account balance at the eligibility record date, or to such balance as it may be subsequently reduced, as hereinafter provided. The initial Liquidation Account balance shall not be increased, and shall be subject to downward adjustment to the extent of any downward adjustment of any subaccount balance of any eligible account holder in accordance with the regulations of the Division of Banks of the Commonwealth of Massachusetts.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING POLICIES

The accounting and reporting policies of ECB Bancorp, Inc. (the "Company") and its subsidiary conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and predominant practices within the banking industry. The consolidated financial statements are prepared using the accrual basis of accounting. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein. In the opinion of management, all adjustments necessary for a fair presentation are reflected in these consolidated financial statements, and all adjustments made are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements of the Company include the balances and results of operations of ECB Bancorp, Inc. and its wholly-owned subsidiary Everett Co-operative Bank ("the Bank") as well as First Everett Securities Corporation, a wholly-owned subsidiary of the Bank. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current period’s presentation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks and short-term investments.

The Company has historically been required to maintain certain vault cash and/or deposits with the Federal Reserve Bank of Boston. However, based on the COVID-19 pandemic the Federal Reserve has reduced the reserve requirement ratio to zero percent across all deposit tiers as of March 26, 2020.

Securities

The Company classifies securities at the time of purchase into one of four categories: held-to-maturity, available-for-sale, trading, or equity. These security classifications may be modified after acquisition only under certain specified conditions. In general, debt securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other debt securities must be classified as available-for-sale.

•
Held-to-maturity securities are measured at amortized cost on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, or in a separate component of shareholders' equity; they are merely disclosed in the notes to the consolidated financial statements.
•
Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings but are reported in other comprehensive income, net of related tax.

•
Trading and equity securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading and equity securities are included in earnings. The Company had no securities classified as trading or equity securities at December 31, 2022 and 2021.

Purchase premiums and discounts are recognized in interest income, using the interest method, to arrive at periodic interest income at a constant effective yield, thereby reflecting the securities' market yield. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Such gains and losses are recognized within non-interest income or non-interest expense within the consolidated statements of income.

For any debt security with a fair value less than its amortized cost basis, the Company will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment charge to earnings. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The other-than-temporary impairment related to all other factors will be recorded in other comprehensive income (loss).

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (FHLB), is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. The Company reviews its investment in capital stock of the FHLB for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance and recorded in noninterest expense. Fair value is based on committed secondary market prices. No losses have been recorded during 2022 or 2021.

Loans

Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Interest on loans is recognized on a simple interest basis.

Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount is amortized as an adjustment to the related loan’s yield. The Company is amortizing these amounts over the contractual lives of the related loans.

Residential real estate loans are generally placed on nonaccrual when reaching 90 days past due or in process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against current income. A loan can be returned to accrual status when collectability of principal and interest is reasonably assured and the loan has performed for a period of time, generally six months.

Cash receipts of interest income on impaired loans are credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) established the Paycheck Protection Program (PPP), a stimulus program which grants SBA-guaranteed, forgivable loans to businesses to encourage employee retention by subsidizing payroll and certain other costs during the pandemic. These loans are originated and funded by financial institutions and are an extension of the Small Business Administration’s (SBA) 7(a) loan program. There were no PPP loans originated during 2022. The Bank originated 70 PPP loans totaling $6,049,000 and recorded net deferred fees of $237,000 during the year ended December 31, 2021. Origination fees, net of costs, are being accreted into interest income over the contractual life of each loan. Included in the loan portfolio at December 31, 2022 and December 31, 2021 were 2 PPP loans amounting to $121,000 and 48 PPP loans amounting to $3,404,000, respectively, which are classified within commercial loans.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

General Component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, multi-family real estate, commercial real estate, home equity lines of credit and loans, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Bank’s policies or methodology pertaining to the general component of the allowance for loan losses during 2022 or 2021.

Although not separately segmented, loans subject to COVID-19 modifications and PPP loans are monitored within their respective segments for purposes of identifying any potential problem loans and to ensure that their respective risks are captured in the allowance model.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate and home equity lines of credit and loans: The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent without requiring private mortgage insurance. Loans in these segments are collateralized primarily by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in these segments.

Commercial real estate and multi-family residential: Loans in these segments are primarily income-producing properties throughout Massachusetts. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates which, in turn, will have an effect on the credit quality in these segments. Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

Construction: The loans in this segment are residential and commercial construction-to-permanent loans collateralized by owner-occupied residential and commercial real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial: Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment. Also included within this segment are PPP loans. These loans are 100% guaranteed by the SBA and are subject to forgiveness if the borrower complies with the employee retention and other requirements. Although these loans are guaranteed, management has determined that there is some level of risk inherent in this portfolio.

Consumer: Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Allocated Component

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, multi-family, commercial real estate, construction and residential loans and home equity lines of credit and loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring (TDR) agreement.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR. All TDRs are initially classified as impaired.

Unallocated Component

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets.

Premises and equipment are periodically evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of premises and equipment are less than their carrying amount. In that event, the Company records a loss equal to the difference between the carrying amount and the fair value of the asset based on quoted market prices, if applicable, or a discounted cash flow analysis.

Other Real Estate Owned and In-Substance Foreclosures

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance repossession. These properties are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure or transfer, establishing a new cost basis. Subsequent to foreclosure or transfer, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Any write-down from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent write-downs and gains or losses recognized upon sale are included in other expense.

The Company classifies commercial loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place. An in-substance repossession or foreclosure occurs, and the Company is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either: (1) obtaining legal title to the residential real estate property upon completion of a foreclosure; or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

Advertising

The Company directly expenses costs associated with advertising as they are incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold, based upon the technical merits of the position. Estimated interest and penalties, if applicable, related to uncertain tax positions are included as a component of income tax expense.

The Company has evaluated the positions taken on its tax returns filed and the potential impact on its tax status as of December 31, 2022. The Company has concluded no uncertain income tax positions exist at December 31, 2022. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the 2019 through 2021 tax years.

Risks and Uncertainties

Most of the Company’s business activity is with customers located within the greater Boston area. The majority of the Company’s loan portfolio is comprised of loans collateralized by real estate located in the greater Boston area.

The Company invests in various investment securities. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investments will occur in the near term and that such changes could materially affect the amounts reported in the consolidated balance sheet or statements of income.

Ineffective liquidity management could adversely affect our financial results and condition. Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due, and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a portion of our liabilities are checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets are loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations, or financial condition.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606: Revenue from Contracts with Customers. The Company’s principal revenue streams come from interest and dividend income and mortgage banking activities – which are specifically excluded from the scope of Topic 606. Revenue streams within the scope of Topic 606 such as customer service and account maintenance fees, deposit charges, ATM interchange and other transaction fees represent an immaterial percentage of total revenue and are recognized when the Company’s performance obligations have been satisfied.

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

RECENT ACCOUNTING STANDARDS

The Company qualifies as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012 and has elected to defer the adoption of new or revised accounting standards until the nonpublic company effective dates. As such, the Company will adopt standards on the nonpublic company effective dates until such time that we no longer qualify as an EGC.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). Subsequent to the issuance of Topic 842, additional ASUs were issued to provide additional implementation guidance, practical expedients, targeted improvements, and revised effective dates. Under the new guidance, lessees are required to recognize lease right of use assets and related lease liabilities on the balance sheet for all leases with original terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Lessor accounting generally remains unchanged with minor changes. The amendments in this ASU are effective for fiscal years beginning after December 15, 2021 with early adoption permitted. The Company leases two of its locations. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU also requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a reporting entity’s portfolio. Additionally, this ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company intends to adopt this ASU effective January 1, 2023. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). To date, the Company has been assessing the key differences and gaps between its current allowance methodology with those it is considering to use upon adoption. This has included assessing the adequacy of existing data and selecting a vendor for a loss model. The Company is in process of finalizing its model and executing parallel runs.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. Update No. 2022-02 applies to public entities that have adopted ASC Topic 326. The amendments in this update eliminate the existing accounting guidance for troubled debt restructures ("TDRs") by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors and instead requires that an entity evaluate whether a modification represents a new loan or a continuation of an existing loan. The amendments also enhance disclosure requirements for certain loans refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 also requires additional disclosure of current period gross write-offs by year of origination for financing receivables to be included in the entity's vintage disclosure, as currently required under Topic 326. All amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on the Company's consolidated financial statements.

NOTE 3 – INVESTMENTS IN SECURITIES

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows at the dates indicated:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
Held-to-maturity	Basis	Gains	Losses	Value
		(In Thousands)
December 31, 2022
Debt securities issued by U.S. government-sponsored enterprises	$11,213	$6	$(578)	$10,641
Mortgage-backed securities	51,864	3	(6,181)	$45,686
Corporate bonds	11,612	—	(1,041)	$10,571
U.S. Treasury securities	2,902	—	(93)	$2,809
Total held-to-maturity securities	$77,591	$9	$(7,893)	$69,707

December 31, 2021
Debt securities issued by U.S. government-sponsored enterprises	$10,107	$75	$(142)	$10,040
Mortgage-backed securities	44,818	311	(492)	44,637
Corporate bonds	10,646	233	—	10,879
Total held-to-maturity securities	$65,571	$619	$(634)	$65,556

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
Available-for-sale	Basis	Gains	Losses	Value
		(In Thousands)
December 31, 2022
Debt securities
Corporate bonds	$4,991	$10	$—	$5,001
Total available-for-sale securities	$4,991	$10	$—	$5,001

December 31, 2021
Debt securities
Corporate bonds	$4,990	$20	$—	$5,010
Total available-for-sale securities	$4,990	$20	$—	$5,010

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available for sale and held to maturity securities as of December 31, 2022 is presented below:

	Available-
	for-sale	Held-to-maturity
	Fair	Amortized	Fair
	Value	Cost Basis	Value
	(In Thousands)
Within 1 year	$—	$1,032	$1,015
After 1 year through 5 years	5,001	25,934	24,470
After 5 years through 10 years	—	4,315	3,889
After 10 years	—	46,310	40,333
Total	$5,001	$77,591	$69,707

There were no sales of securities during the years ended December 31, 2022 and 2021.

The carrying value of securities pledged to secure advances from the Federal Home Loan Bank of Boston (“FHLB”) were $63.0 million and $0 as of December 31, 2022 and December 31, 2021, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows as of December 31, 2022 and December 31, 2021 :

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In Thousands)
December 31, 2022
Held to Maturity:
Debt securities issued by U.S. government-sponsored enterprises	$2,847	$(40)	$5,046	$(538)	$7,893	$(578)
Mortgage-backed securities	20,795	(1,294)	24,710	(4,887)	45,505	(6,181)
Corporate bonds	10,571	(1,041)	-	-	10,571	(1,041)
U.S. Treasury securities	2,809	(93)	-	-	2,809	(93)
Total temporarily impaired securities	$37,022	$(2,468)	$29,756	$(5,425)	$66,778	$(7,893)

December 31, 2021
Held to Maturity:
Debt securities issued by U.S. government-sponsored enterprises	$2,919	$(73)	$2,520	$(69)	$5,439	$(142)
Mortgage-backed securities	28,643	(376)	4,259	(116)	32,902	(492)
Total temporarily impaired securities	$31,562	$(449)	$6,779	$(185)	$38,341	$(634)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2022, four debt securities issued by U.S. government-sponsored enterprises, fifty three mortgage backed securities, seven corporate bonds and one U.S. treasury security had unrealized losses with aggregate depreciation of 6.8%, 12.0%, 9.0% and 3.2%, respectively, from the Company’s amortized cost basis. These unrealized losses relate to changes in market interest rates since acquiring the securities. As management has the intent and ability to hold debt securities until maturity or cost recovery, no declines are deemed to be other-than-temporary.
NOTE 4 – LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

Loans consisted of the following as of the dates indicated:

	At December 31,		At December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$355,381	39.8%	$259,673	49.8%
Multi-family	241,951	27.1%	59,517	11.4%
Commercial	156,212	17.5%	99,953	19.2%
Home equity lines of credit and loans	27,783	3.1%	26,050	5.0%
Construction	107,317	12.0%	70,668	13.5%
Other loans:
Commercial loans	4,266	0.5%	5,439	1.0%
Consumer	222	0.0%	500	0.1%
	893,132	100.0%	521,800	100.0%
Less:
Net deferred loan fees	(258)		(433)
Allowance for loan losses	(7,200)		(4,236)
Total loans, net	$885,674		$517,131

Certain directors and executive officers of the Company and companies in which they have a significant ownership interest are also customers of the Bank. Total outstanding loan balances to such persons and their companies amounted to $943,000 and $1,257,000 as of December 31, 2022 and December 31, 2021, respectively. The following table sets forth the activity for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
	(In Thousands)

Beginning Balance	$1,257	$1,268
Advances	375	887
Paydowns	(689)	(898)
Ending Balance	$943	$1,257

The carrying value of loans pledged to secure advances from the FHLB were $333.5 million and $176.2 million as of December 31, 2022 and December 31, 2021, respectively.

The following tables set forth information regarding the allowance for loan losses as of and for the years ended December 31, 2022 and 2021:

	For the year ended December 31, 2022					As of December 31, 2022
	(in thousands)					(in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance	Allowance for loans individually evaluated for impairment	Allowance for loans collectively evaluated for impairment	Total allowance for loan losses	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total loans
Real estate loans:
One- to four-family residential	$1,271	$-	$-	$432	$1,703	$-	$1,703	$1,703	$656	$354,725	$355,381
Multi-family	417	-	-	1,422	1,839	-	1,839	1,839	-	241,951	241,951
Commercial	1,099	-	25	673	1,797	-	1,797	1,797	-	156,212	156,212
Home equity lines of credit and loans	185	-	-	9	194	-	194	194	-	27,783	27,783
Construction	855	-	-	431	1,286	-	1,286	1,286	-	107,317	107,317
Other loans:
Commercial loans	60	-	-	-	60	-	60	60	-	4,266	4,266
Consumer	2	(2)	1	-	1	-	1	1	-	222	222
Unallocated	347	-	-	(27)	320	-	320	320	-	-	-
Total	$4,236	$(2)	$26	$2,940	$7,200	$-	$7,200	$7,200	$656	$892,476	$893,132

	For the year ended December 31, 2021					As of December 31, 2021
	(in thousands)					(in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance	Allowance for loans individually evaluated for impairment	Allowance for loans collectively evaluated for impairment	Total allowance for loan losses	Loans individually evaluated for impairment		Loans collectively evaluated for impairment	Total loans
Real estate loans:
One- to four-family residential	$1,167	$-	$-	$104	$1,271	$-	$1,271	$1,271	$883	$-	$258,790	$259,673
Multi-family	266	-	-	151	417	-	417	417	-		59,517	59,517
Commercial	1,175	-	-	(76)	1,099	-	1,099	1,099	-		99,953	99,953
Home equity lines of credit and loans	208	-	-	(23)	185	-	185	185	99		25,951	26,050
Construction	802	-	-	53	855	-	855	855	-		70,668	70,668
Other loans:
Commercial loans	103	-	-	(43)	60	-	60	60	-		5,439	5,439
Consumer	4	(1)	1	(2)	2	-	2	2	-		500	500
Unallocated	151	-	-	196	347	-	347	347	-		-	-
Total	$3,876	$(1)	$1	$360	$4,236	$-	$4,236	$4,236	$982		$520,818	$521,800

The following tables set forth information regarding nonaccrual loans and past-due loans as of the dates indicated:

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more and accruing	Loans on Non-accrual
	(in Thousands)
As of December 31, 2022
Real estate loans:
Residential	$—	$—	$189	$189	$355,192	$355,381	$—	$656
Multi-family	—	—	—	—	241,951	241,951	—	—
Commercial	—	—	—	—	156,212	156,212	—	—
Home equity lines of credit and loans	—	—	—	—	27,783	27,783	—	—
Construction	—	—	—	—	107,317	107,317	—	—

Other loans:
Commercial	—	—	—	—	4,266	4,266	—	—
Consumer	—	—	—	—	222	222	—	—
	$—	$—	$189	$189	$892,943	$893,132	$—	$656

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more and accruing	Loans on Non-accrual
	(in Thousands)
As of December 31, 2021
Real estate loans:
Residential	$—	$88	$817	$905	$258,768	$259,673	$—	$883
Multi-family	—	—	—	—	59,517	59,517	—	—
Commercial	—	—	—	—	99,953	99,953	—	—
Home equity lines of credit and loans	99	—	—	99	25,951	26,050	—	99
Construction	—	—	—	—	70,668	70,668	—	—

Other loans:
Commercial	—	—	—	—	5,439	5,439	—	—
Consumer	1	—	—	1	499	500	—	—
	$100	$88	$817	$1,005	$520,795	$521,800	$—	$982

Information about loans that meet the definition of an impaired loan in Accounting Standards Codification (ASC) 310-10-35 is as follows as of and for the years ended December 31, 2022 and 2021:

	As of December 31, 2022			Year Ended December 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(in Thousands)

December 31, 2022
With no related allowance recorded:
Real estate loans:
Residential	$656	$656	$—	$685	$50
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity lines of credit and loans	—	—	—	25	1
Construction	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—
Total impaired with no related allowance	656	656	—	710	51
With an allowance recorded:
Real estate loans:
Residential	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines of credit and loans	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—
Total impaired with a related allowance	—	—	—	—	—
Total
Real estate loans:
Residential	656	656	—	685	50
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity lines of credit and loans	—	—	—	25	1
Construction	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—
Total impaired loans	$656	$656	$—	$710	$51

	As of December 31, 2021			Year Ended December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in Thousands)

December 31, 2021
With no related allowance recorded:
Real estate loans:
Residential	$883	$883	$—	$1,172	$32
Multi-family	—	—	—	—	—
Commercial	—	—	—	513	34
Home equity lines of credit and loans	99	99	—	99	3
Construction	—	—	—	—	—
Other loans:
Commercial	—	—	—	2	—
Total impaired with no related allowance	982	982	—	1,786	69
With an allowance recorded:
Real estate loans:
Residential	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines of credit and loans	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—
Total impaired with a related allowance	—	—	—	—	—
Total
Real estate loans:
Residential	883	883	—	1,172	32
Multi-family	—	—	—	—	—
Commercial	—	—	—	513	34
Home equity lines of credit and loans	99	99	—	99	3
Construction	—	—	—	—	—
Other loans:
Commercial	—	—	—	2	—
Total impaired loans	$982	$982	$—	$1,786	$69

The Company classifies loan modifications as TDRs when a borrower is experiencing financial difficulties and it has granted a concession to the borrower. All TDRs, regardless of size, are evaluated for impairment individually to determine the probable loss and are assigned a specific loan allowance, if deemed appropriate, in the determination of the allowance for loan losses. The financial effects of TDRs are reflected in the components that comprise the allowance for loan losses in either the amount of charge-offs or loan loss provision and ultimate allowance level.

During the years ended December 31, 2022 and 2021, there were no loans that were modified in a troubled debt restructuring.

During the years ended December 31, 2022 and 2021, there were no loans modified as TDR loans that subsequently defaulted within one year of the modification.

As of December 31, 2022 and December 31, 2021, there were no commitments to lend additional funds to borrowers whose loans were modified as troubled debt restructurings.

The following tables present the Company’s loans by risk rating as of the dates indicated:

	Real Estate
				Home Equity
	Residential	Multi-family	Commercial	Lines of Credit and Loans	Construction	Commercial	Consumer	Total
	(In Thousands)
As of December 31, 2022
Grade
Pass	$63,817	$241,951	$156,212	$2,995	$103,272	$4,266	$—	$572,513
Special mention	467	—	—	—	—	—	—	467
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated	291,097	—	—	24,788	4,045	—	222	320,152
	$355,381	$241,951	$156,212	$27,783	$107,317	$4,266	$222	$893,132

	Real Estate
				Home Equity
	Residential	Multi-family	Commercial	Lines of Credit and Loans	Construction	Commercial	Consumer	Total
	(In Thousands)
As of December 31, 2021
Grade
Pass	$34,613	$59,517	$99,953	$624	$64,623	$5,339	$—	$264,669
Special mention	970	—	—	99	394	100	—	1,563
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated	224,090	—	—	25,327	5,651	—	500	255,568
	$259,673	$59,517	$99,953	$26,050	$70,668	$5,439	$500	$521,800

Credit Quality Information

The Company utilizes a seven grade internal loan rating system for multi-family and commercial real estate, construction, commercial loans and certain residential and home equity lines of credit and loans as follows:

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial loans with aggregate potential outstanding balances of $500,000 or more, and all commercial real estate loans (including multi-family and construction loans as well as residential and home equity line of credit loans to commercial borrowers) with aggregate potential outstanding balances of $1,000,000 or more. For all other loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and subsequently monitors these loans based on the borrower’s payment activity.

There were no consumer mortgage loans secured by residential real estate in the process of foreclosure as of December 31, 2022. There was one consumer mortgage loan in the amount of $243,000 that was secured by residential real estate in the process of foreclosure as of December 31, 2021.
NOTE 5 – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	2022	2021
	(in Thousands)

Banking premises and equipment:
Land	$594	$594
Buildings and improvements	5,699	5,691
Leasehold improvements	301	240
Furniture and equipment	1,554	1,407
Total cost	8,148	7,932
Accumulated depreciation and amortization	(4,450)	(4,148)
Net premises and equipment	$3,698	$3,784

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 amounted to $302,000 and $300,000, respectively.

NOTE 6 – DEPOSITS

The aggregate amount of time deposit accounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit (currently $250,000) at December 31, 2022 and 2021 was $98,419,000 and $88,836,000, respectively.

The aggregate amount of brokered time deposits at December 31, 2022 and 2021 was $100,842,000 and $19,868,000, respectively. All brokered time deposits are in denominations less than $250,000.

For time deposits as of December 31, 2022, the scheduled maturities for each of the following years ended December 31 are (in thousands):

2023	$183,382
2024	48,801
2025	55,417
2026	15,093
2027	17,154
Total	$319,847

NOTE 7 – BORROWINGS

Borrowings consist of advances borrowed from the Federal Home Loan Bank of Boston (FHLB).

Maturities of advances from the FHLB for the years ending after December 31, 2022 and December 31, 2021 are summarized as follows (in thousands):

2022			2021
Stated Maturity	Total Outstanding	Weighted Average Contractual Rate	Stated Maturity	Total Outstanding	Weighted Average Contractual Rate

2023	$55,000	4.37%	2022	$-	-
2024	5,000	1.69%	2023	-	-
2025	-	-	2024	5,000	1.69%
2026	4,000	0.82%	2025	-	-
2027	110,000	3.76%	2026	4,000	0.82%
Total	174,000	3.83%		9,000	1.30%

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family, multifamily and commercial real estate properties and other qualified assets.

At December 31, 2022 and 2021, the interest rates on FHLB advances ranged from 0.82% to 4.38% and 0.82% to 1.69%, respectively.

At December 31, 2022 and 2021, the Bank had a $2,199,000 line of credit established with the FHLB. There were no advances on this line. The available borrowing capacity with the FHLB was $84,757,000 as of December 31, 2022 and $112,450,000 as of December 31, 2021. At December 31, 2022, the Bank had a $10,000,000 line of credit established with the Atlantic Community Bankers Bank. There were no advances on this line.

NOTE 8 – EMPLOYEE BENEFIT PLANS

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

At the December 15, 2021 Board of Directors' meeting, the Directors voted to freeze benefit accruals and withdraw from the CBERA Plan as of April 30, 2022. The Company recorded a liability as of December 31, 2021 and a related expense, each in the amount of $2,001,000, related to this withdrawal.

For the year ended December 31, 2022 a benefit of $582,000 was recorded to reflect a reduction in the liability related to the pending withdrawal from the defined benefit plan. The reduction was primarily driven by increases in interest rates since December 31, 2021, which caused defined benefit plan discount rates to rise. In May of 2022, the final withdrawal liability was determined to be $1,419,000. The Company paid the final amount and has withdrawn from the plan. The liability as of December 31, 2022 was $0.

401(k) Plan

In addition to the defined benefit plan, the Company has adopted a savings plan which qualifies under Section 401(k) of the Internal Revenue Code and provides for voluntary contributions by participating employees ranging from 1% to 75% of their compensation, subject to certain limitations based on federal tax laws. The Bank makes matching contributions equal to 100% of each employee’s voluntary contributions, up to 7% of the employee’s compensation.

Total expense related to the 401(k) plan for the years ended December 31, 2022 and 2021 amounted to $362,000 and $265,000, respectively.

Employee Incentive Plan

The Company provides an employee incentive plan which is approved annually by the Board of Directors, based on various factors. The employee incentive plan expense for the years ended December 31, 2022 and 2021 amounted to $1,302,000 and $662,000, respectively.

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

The following tables set forth information about the SERP and DFCP as of December 31 and the years then ended:

	2022		2021
	SERP	DFCP	SERP	DFCP
	(In thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,437	$791	$1,539	$822
Service cost	17	101	18	105
Interest cost	34	17	29	12
Actuarial gain	(232)	(180)	(49)	(108)
Benefits paid	(100)	(40)	(100)	(40)
Benefit obligation at end of year	1,156	689	1,437	791
Funded status	(1,156)	(689)	(1,437)	(791)

Amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2022 and 2021, before tax effect, consist of:

	2022		2021
	SERP	DFCP	SERP	DFCP
	(In thousands)

Net (gain) loss	$(207)	$(128)	$75	$60

The accumulated benefit obligation and unfunded status of the SERP was $1,156,000 and $1,437,000 at December 31, 2022 and 2021, respectively, and is classified within “other liabilities” in the accompanying consolidated balance sheets. The accumulated benefit obligation and unfunded status of the DFCP was $689,000 and $791,000 at December 31, 2022 and 2021, respectively, and is classified within “other liabilities” in the accompanying consolidated balance sheets.

Assumptions used to determine the benefit obligation at December 31 are as follows:

	2022		2021
	SERP	DFCP	SERP	DFCP

Discount rate	4.86%	4.77%	2.42%	2.15%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A

Components of net periodic cost and other comprehensive (income) loss for the years ended December 31 are as follows:

	2022		2021
	SERP	DFCP	SERP	DFCP
	(In thousands)
Components of net periodic cost
Service cost	$17	$101	$18	$105
Interest cost	34	17	29	12
Amortization of net actuarial loss	50	10	83	59
Net periodic cost	101	128	130	176

Other changes in benefit obligations recognized as other comprehensive (income) loss:
Net actuarial gain	$(232)	$(180)	$(49)	$(108)
Amortization of net actuarial loss	(50)	(10)	(83)	(59)
Total other comprehensive income	(282)	(190)	(132)	(167)

Total net periodic cost and other comprehensive income	$(181)	$(62)	$(2)	$9

The components of net periodic benefit cost attributable to service cost for the SERP and DFCP are included in the line items "salaries and employee benefits" and "director compensation," respectively. The components of net periodic benefit cost other than the service cost component are included in the line item “other expense” in the income statement.

Assumptions used to determine the net periodic cost for years ended December 31 are as follows:

	2022		2021
	SERP	DFCP	SERP	DFCP

Discount rate	2.42%	2.15%	1.95%	1.59%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A

Estimated future benefit payments, which reflect expected future service, as appropriate, as of December 31, 2022 are as follows (in thousands):

	2022
	SERP	DFCP
	(In thousands)
2023	$100	$40
2024	105	40
2025	110	60
2026	109	60
2027	108	100
Years 2028 through 2032	$515	$460

Supplemental Executive Retirement Agreement

On January 1, 2018, the Company entered into a supplemental executive retirement agreement with an executive officer whereby the Company is obligated to provide post-retirement salary continuation benefits equal to 60% of the executive officer’s final average compensation, as defined. Benefits are 100% vested, commence upon retirement, and are payable based on a ten-year certain and life annuity. The liability for the Plan amounted to $3,081,000 and $2,332,000 as of December 31, 2022 and 2021, respectively. The expense recognized for the Plan for the years ended December 31, 2022 and 2021 amounted to $749,000 and $869,000, respectively.

Executive Deferred Compensation Agreement

In 2021, the Company entered into a deferred compensation agreement with an executive officer that allows the Company to make contributions to an account for the executive officer each year, as of January 1, based on the prior year’s performance and the Company intends the contribution will equal 10% of the executive officer’s salary and bonus. The Company may make other contributions to the deferred compensation plan, at its discretion, at other times during the year. Contributions made under the deferred compensation plan for the years ended December 31, 2022 and 2021 amounted to $34,600 and $33,200, respectively.

Deferred Compensation Plan for Directors

The Company maintains the Everett Co-operative Bank Deferred Compensation Plan for Directors (the “Director Deferred Compensation Plan”) to allow for certain tax planning opportunities and additional retirement income for directors of the Company. All non-employee directors are eligible to participate in the Director Deferred Compensation Plan. Under the Director Deferred Compensation Plan, directors may elect to defer the receipt of up to 100% of their director fees. Participants are always 100% vested in their deferred fees and any interest credited to those deferrals. Earnings are credited to a participant’s deferrals each year and are indexed to the highest certificate of deposit rate offered by the Bank. The liability for the Director Deferred Compensation Plan amounted to $592,000 and $479,000 as of December 31, 2022 and 2021, respectively.

Survivor Benefit Plan

The Company entered into Survivor Benefit Plan Participation Agreements with a group of employees whereby the Company is obligated to provide up to two years of recognized compensation, as defined, to the beneficiary if the participant dies while employed by the Company. During the year ended December 31, 2022 one of the participants died. The expense recognized for the year ended December 31, 2022 was $166,000. There was no expense recognized during 2021.

Employment and Change in Control Agreements

During 2022, the Company entered into an employment agreement with the Chief Executive Officer and Change in Control agreements with certain executive officers, which provide severance payments in the event of the executive’s involuntary or constructive termination of employment, including upon a termination following a change in control as defined in the agreements.

Employee Stock Ownership Plan

As part of the Initial Public Offering ("IPO") completed on July 27, 2022, the Company established a tax-qualified Employee Stock Ownership Plan ("ESOP") to provide eligible employees the opportunity to own Company shares. The ESOP borrowed $7.3 million from the Company to purchase 734,020 common shares during the IPO. The loan is payable in annual installments over 20 years at an interest rate of 4.75%. As the loan is repaid to the Company, shares are released and allocated proportionally to eligible participants on the basis of each participant’s proportional share of compensation relative to the compensation of all participants. The unallocated ESOP shares are pledged as collateral on the loan.

The Company accounts for its ESOP in accordance with FASB ASC 718-40, Compensation – Stock Compensation. Under this guidance, unreleased shares are deducted from shareholders’ equity as unearned ESOP shares in the accompanying consolidated balance sheets. The Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the difference will be credited or debited to additional paid-in capital included within shareholders' equity. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s consolidated balance sheets.

Total compensation expense recognized in connection with the ESOP was $559,000 for the year ended December 31, 2022. There was no expense recognized in 2021 related to the ESOP. The following table presents share information held by the ESOP:

As of December 31, 2022
(Dollars in thousands)

Allocated shares	36,701
Shares committed to be released	-
Unallocated shares	697,319
Total shares	734,020
Fair value of unallocated shares	$11,192

NOTE 9 – INCOME TAXES

The components of income tax expense are as follows for the years ended December 31:

	2022	2021
	(In thousands)
Current:
Federal	1,582	1,757
State	696	789
	2,278	2,546
Deferred:
Federal	(1,017)	(759)
State	(485)	(358)
	(1,502)	(1,117)
Total income tax expense	776	1,429

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	2022	2021
	% of income	% of income

Statutory tax rates	21.0%	21.0%
Increase (decrease) in tax resulting from:
State tax, net of federal tax benefit	4.8	6.2
Bank-owned life insurance	(5.0)	(1.4)
Share based compensation	1.2	-
Other, net	0.2	0.3
Effective tax rates	22.2%	26.1%

The Bank had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2022	2021
	(In thousands)
Deferred tax assets:
Allowance for loan losses	2,137	1,257
Employee benefit plans	1,988	1,970
Unrecognized employee benefit costs under ASC 715-10	—	38
Interest on non-performing loans	2	8
Charitable contribution carryover	682	—
Gross deferred tax assets	4,809	3,273

Deferred tax liabilities:
Depreciation	(296)	(280)
Unrecognized employee benefit costs under ASC 715-10	(94)	—
Net deferred loan costs	(59)	(16)
ESOP	(13)	—
Net unrealized holding gain on available-for-sale securities	(3)	(6)
Gross deferred tax liabilities	(465)	(302)

Net deferred tax asset	4,344	2,971

The federal income tax reserve for loan losses at the Bank’s base year amounted to $1,876,000 as of December 31, 2022 and 2021. If any portion of the reserve is used for purposes other than to absorb the losses for which it was established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year it is used. As the Bank intends to use the reserve only to absorb loan losses, a deferred income tax liability of approximately $527,000 has not been provided as of December 31, 2022 and 2021.

At December 31, 2022, the Company had a charitable contribution carryover of $2,412,000 which expires on December 31, 2027. There is no valuation allowance recorded against the related deferred tax asset as the Company deems it probable that the deferred tax benefits will be fully realized.

NOTE 10 - RELATED PARTY TRANSACTIONS

During 2018, the Bank entered into a lease agreement with a related party for office space. The initial lease term expires in February 2023 and contains a five year option to extend, as well as a cancellation clause permitting the Bank to cancel the lease anytime during the initial term with sixty days’ notice. Annual rent is approximately $48,000, payable monthly, not including an annual tenant improvement credit of $18,000 during the original term. The Bank is responsible for a portion of common area charges, as well as other customary leasehold costs. Net annual rental payments amounted to $30,000 and $28,000 for 2022 and 2021, respectively. In February of 2022, the lease was amended to replace the five year option to extend with three options to extend the term of two years, two years and one year. In addition, during February 2022, a new lease agreement was entered into with the related party for additional office space. The initial lease term expired in February 2023 and contains three options to extend the term of two years, two years and one year. The first two year option was exercised during 2022. Annual rent is approximately $21,000, payable monthly. The Bank is responsible for a portion of common area charges, as well as other customary leasehold costs. Net annual rental payments amounted to $18,000 for 2022.

The Company utilizes the services of a law firm that is a related party for loan closings and related matters as well as general corporate legal matters. Fees for the years ended December 31, 2022 and December 31, 2021 were $145,000 and $253,000, respectively.

The Company utilizes the services of one of the members of the Board of Directors of the Company for loan closings and related matters. Fees for the years ended December 31, 2022 and December 31, 2021 were $307,000 and $305,000, respectively.

NOTE 11 - FAIR VALUE MEASUREMENTS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2022 and December 31, 2021.

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

As of December 31, 2022 and December 31, 2021, the following summarizes assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
		Markets for	Observable	Inputs
		Identical Assets	Inputs	Level 3
		Level 1	Level 2

		(In Thousands)
December 31, 2022
Corporate bonds	$5,001	$—	$5,001	$—
				$—
Total available for-sale-securities	$5,001	$—	$5,001	$—

December 31, 2021
Corporate bonds	$5,010	$—	$5,010	$—

Total available for-sale-securities	$5,010	$—	$5,010	$—

Under certain circumstances, the Company makes adjustments to its assets and liabilities although they are not measured at fair value on an ongoing basis.

As of December 31, 2022 and December 31, 2021, the Bank had no assets or liabilities for which a nonrecurring change in fair value had been recorded.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. For December 31, 2022 and December 31, 2021, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(In Thousands)
Financial assets:
Cash and cash equivalents	$62,050	$62,050	$62,050	$-	$-
Interest bearing time deposits	300	300	-	300	-
Held-to-maturity securities	77,591	69,707	-	69,707	-
Federal Home Loan Bank stock	7,293	7,293	-	7,293	-
Loans, net	885,674	841,271	-	-	841,271
Accrued interest receivable	2,632	2,632	2,632	-	-
Bank-owned life insurance	14,067	14,067	-	14,067	-

Financial liabilities:
Deposits, other than certificates of deposit	$398,302	$398,302	$-	$398,302	$-
Certificates of deposit	319,847	310,943	-	310,943	-
Federal Home Loan Bank advances	174,000	172,427	-	172,427	-
Accrued interest payable	736	736	736	-	-

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(In Thousands)
Financial assets:
Cash and cash equivalents	$52,975	$52,975	$52,975	$-	$-
Held-to-maturity securities	65,571	65,556	-	65,556	-
Federal Home Loan Bank stock	1,087	1,087	-	1,087	-
Loans, net	517,131	517,167	-	-	517,167
Loans held for sale	1,301	1,322	-	1,322	-
Accrued interest receivable	1,481	1,481	1,481	-	-
Bank-owned life insurance	14,135	14,135	-	14,135	-

Financial liabilities:
Deposits, other than certificates of deposit	$344,934	$344,934	$-	$344,934	$-
Certificates of deposit	226,820	227,265	-	227,265	-
Federal Home Loan Bank advances	9,000	8,969	-	8,969	-
Accrued interest payable	49	49	49	-	-

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2022 and December 31, 2021, the maximum potential amount of the Company’s obligation was $13,000 and $13,000, respectively, for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Amounts of financial instrument liabilities whose contract amounts represent off-balance sheet credit risk are as follows as of the dates indicated:

	December 31, 2022	December 31, 2021
	(In Thousands)
Commitments to originate loans	$37,220	$24,658
Commitments to purchase loans	6,653	-
Unadvanced funds on lines of credit	80,224	45,548
Unadvanced funds on construction loans	72,431	37,352
Letters of credit	13	13
	$196,541	$107,571

The Bank accrues for credit losses related to off-balance sheet financial instruments. Potential losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for loan losses. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $402,000 and $235,000 as of December 31, 2022 and December 31, 2021, respectively.

NOTE 13 – OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows for the years ended December 31 2022 and 2021:

	Year ended
	December 31,
	2022	2021
	(In thousands)

Change in unrealized gains on securities:
Change in net unrealized holding gains on available-for-sale securities	(10)	(25)
Reclassification adjustment for realized gains in net income	—	—
Other comprehensive loss related to available-for-sale securities	(10)	(25)
Income tax benefit	3	7
Net-of-tax amount	(7)	(18)

Net actuarial gain on SERP	232	49
Reclassification adjustment for amortization of net actuarial loss (1)	50	83
Other comprehensive income related to SERP	282	132
Income tax expense	(79)	(37)
Net-of-tax amount	203	95

Net actuarial gain on director fee continuation plan	179	108
Reclassification adjustment for amortization of net actuarial loss (2)	10	59
Other comprehensive income related to director fee continuation plan	189	167
Income tax expense	(53)	(47)
Net-of-tax amount	136	120
Other comprehensive income, net of tax	$332	$197

(1) Reclassification adjustments are comprised of amortization of unrecognized SERP costs. The amortization of unrecognized SERP costs has been reclassified out of accumulated other comprehensive loss and has affected certain lines in the consolidated statements of income as follows: the amount is included in other expense; the tax expense in the amounts of $14,000 and $23,000 for the years ended December 31, 2022 and 2021, respectively, is included in income tax expense; and the net of tax amount is included in net income.

(2) Reclassification adjustments are comprised of amortization of unrecognized Director Fee Continuation Plan (DFCP) costs. The amortization of unrecognized DFCP costs has been reclassified out of accumulated other comprehensive loss and has affected certain lines in the consolidated statements of income as follows: the amount is included in other expense; the tax expense in the amounts of $3,000 and $17,000 for the years ended December 31, 2022 and 2021, respectively, are included in income tax expense; and the net of tax amount is included in net income.

Accumulated other comprehensive income (loss) as of December 31, 2022 and December 31, 2021 consists of unrecognized benefit costs, net of taxes, and unrealized holding gains on securities available for sale, net of tax, as follows:

	As of December 31, 2022	As of December 31, 2021
	(In thousands)
Net unrealized holding gains on securities available-for-sale, net of tax	$9	$14
Unrecognized SERP credits (costs), net of tax	149	(53)
Unrecognized director fee continuation plan credits (costs), net of tax	91	(44)

Accumulated other comprehensive income (loss)	$249	$(83)

NOTE 14 – REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

Management believes, as of December 31, 2022, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2022, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of the dates indicated:

			Minimum For Capital		Minimum To Be Well
			Adequacy Purposes		Capitalized Under
			Plus Capital		Prompt Corrective
	Actual		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2022
Total Capital (to Risk Weighted Assets)	$138,023	16.40%	$88,386	10.50%	$84,177	10.00%
Tier 1 Capital (to Risk Weighted Assets)	130,421	15.49%	71,550	8.50%	67,342	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	130,421	15.49%	58,924	7.00%	54,715	6.50%
Tier 1 Capital (to Average Assets)	130,421	13.89%	37,562	4.00%	46,953	5.00%

As of December 31, 2021
Total Capital (to Risk Weighted Assets)	$81,827	17.77%	$48,355	10.50%	$46,052	10.00%
Tier 1 Capital (to Risk Weighted Assets)	77,356	16.80%	39,144	8.50%	36,842	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	77,356	16.80%	32,236	7.00%	29,934	6.50%
Tier 1 Capital (to Average Assets)	77,356	11.83%	26,164	4.00%	32,705	5.00%

In addition to the above minimum requirements, the Bank is subject to a Capital Conservation Buffer requirement of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the Bank does not maintain the minimum Capital Conservation Buffer. At December 31, 2022, the Bank exceeded the minimum Capital Conservation Buffer.

NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS

ECB BANCORP, INC.
BALANCE SHEETS
(Dollars in thousands)

	December 31, 2022	December 31, 2021

ASSETS
Cash	$24,294	$-
Investment in subsidiary	130,670	-
Loan to Everett Co-operative Bank ESOP	6,928	-
Deferred tax asset, net	683	-
Income taxes receivable	149	-
Other assets	11	-
Total assets	$162,735	$-

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	$5	$-
Total liabilities	5	-
Shareholders' equity	162,730	-
Total liabilities and shareholders' equity	$162,735	$-

ECB BANCORP, INC.
STATEMENTS OF INCOME
(Dollars in thousands)

	Year Ended
	December 31,
	2022	2021
Interest income
Interest on loan	$150	$-
Interest on cash	155	-
Total interest income	305	-
Noninterest expense
Charitable contributions	3,200	-
Other expense	62	-
Total noninterest expense	3,262	-
Loss before income taxes and equity in undistributed income of subsidiaries	(2,957)	-
Income tax benefit	(831)	-
Loss of parent company	(2,126)	-
Equity in undistributed income of subsidiary	4,846	-
Net income	$2,720	$-

ECB BANCORP, INC.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net income	$2,720	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(4,846)	—
Deferred income tax benefit	(683)	—
Issuance of common shares donated to the Everett Co-operative Bank Charitable Foundation	2,600	—
Net change in:
Other assets	(11)	—
Income taxes receivable	(149)	—
Other liabilities	5	—
Net cash provided by operating activities	(364)	—

Cash flows from investing activities:
ESOP loan, net of principal payments	(6,928)	—
Capital contribution to Everett Co-operative Bank	(55,000)	—
Net cash used in investing activities	(61,928)	—

Cash flows from financing activities:
Net proceeds from issuance of common stock	86,586	—
Net cash provided by financing activities	86,586	—

Net increase in cash and cash equivalents	24,294	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of year	$24,294	$—

NOTE 16 - EARNINGS PER SHARE ("EPS")

Basic EPS represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the year, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. There were no securities that had a dilutive effect during the year ended December 31, 2022, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Earnings per share data is not applicable for the year ended December 31, 2021 as the Company had no shares outstanding.

Year Ended
December 31, 2022
(dollars in thousands, except per share data)
Net income applicable to common shares	$2,720

Average number of common shares outstanding	9,175,247
Less: Average unallocated ESOP shares	(719,029)
Average number of common shares outstanding used to calculate basic earnings per common share	8,456,218
Common stock equivalents	-
Average number of common shares outstanding used to calculate diluted earnings per common share	8,456,218
Earnings per common share
Basic	$0.32
Diluted	$0.32

NOTE 17 - SUBSEQUENT EVENTS

Management has reviewed events occurring through March 30, 2023, the date the consolidated financial statements were issued and determined that no subsequent events occurred requiring adjustment to or disclosure in these consolidated financial statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

This Annual Report does not include management’s report on internal control over financial reporting or an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies such as ECB Bancorp.

During the quarter ended December 31, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Shared Management Structure

The directors of ECB Bancorp are the same persons who are the directors of Everett Co-operative Bank. In addition, each executive officer of ECB Bancorp is also an executive officer of Everett Co-operative Bank. We expect that ECB Bancorp and Everett Co-operative Bank will continue to have common executive officers until there is a business reason to establish separate management structures.

Executive Officers of ECB Bancorp and Everett Co-operative Bank

The following table sets forth information regarding certain executive officers of ECB Bancorp and Everett Co-operative Bank and their ages as of December 31, 2022. Except as otherwise indicated, executive officers hold the same title at ECB Bancorp and Everett Co-operative Bank. The executive officers of ECB Bancorp and Everett Co-operative Bank are elected annually.

Name	Age	Position
Richard J. O’Neil, Jr.	65	President and Chief Executive Officer
John A. Citrano	59	Executive Vice President, Chief Operating Officer and Chief Financial Officer
John Migliozzi	64	Executive Vice President and Chief Lending Officer

Directors of ECB Bancorp and Everett Co-operative Bank

ECB Bancorp has seven directors. Directors serve three-year staggered terms so that approximately one-third of the directors are elected at each annual meeting. Directors of Everett Co-operative Bank are elected by ECB Bancorp as its sole shareholder. The following table states our directors’ names, their ages as of December 31, 2022, the years when they began serving as directors of Everett Co-operative Bank and the years when their current terms expire.

Name	Position(s) Held With Everett Co-operative Bank	Age	Director Since	Current Term Expires
Paul A. Delory	Director	72	1997	2024
Elizabeth P. Jones	Director	72	2000	2024
Dennis J. Leonard	Chairman of the Board of Directors	67	2016	2025
Richard J. O’Neil, Jr.	President, Chief Executive Officer and Director	65	1997	2024
Joseph Sachetta	Director	64	1994	2023
Susan Sgroi	Director	58	2020	2023
Marjorie A. White	Director	74	1991	2025

The Business Background of Our Directors and Executive Officers

The business experience for the past five years of each of our directors and executive officers is set forth below. With respect to directors, the biographies also contain information regarding the person’s experience, qualifications, attributes or skills that caused the Nominating Committee and the board of directors to determine that the person should serve as a director. Each director is also a director of Everett Co-operative Bank. Unless otherwise indicated, directors and executive officers have held their positions for the past five years.

Directors

Paul A. Delory is a practicing attorney and is the founder and principal of the Law Office of Paul A. Delory, a law firm headquartered in Everett, Massachusetts, which specializes in residential and commercial real estate, business law and land use planning. Mr. Delory has been a practicing attorney for over 45 years.

Mr. Delory’s experience and knowledge in his areas of concentration as well as his extensive contacts in the local community make him a valuable resource for the board of directors and for Everett Co-operative Bank.

Elizabeth P. Jones is retired. From 1999 through her retirement in 2015, Ms. Jones served as President and Chief Executive Officer of Everett Co-operative Bank. Prior to joining Everett Co-operative Bank, Ms. Jones had decades of executive management experience with BayBank, during that institution’s substantial growth period, and eventually was employed by BankBoston

Ms. Jones’ extensive experience in the banking industry brings to the Board detailed institutional knowledge as well as significant regional retail banking and business development experience.

Dennis J. Leonard (Chairman of the Board of Directors) is President and Chief Executive Officer of Delta Dental of Massachusetts. Prior to his appointment in 2019 as Chief Executive Officer, since 2011 he had served as President of Delta Dental of Massachusetts. Prior to these appointments, Mr. Leonard served in many senior leadership roles such as Chief Sales Officer, Regional President and Vice President of Sales & Marketing.

Mr. Leonard provides the board of directors with extensive executive experience in the areas of business development, general corporate governance and public relations. Mr. Leonard serves on the boards of several regional non-profit charitable organizations. He also serves as a trustee of Merrimack College.

Richard J. O’Neil, Jr.is President and Chief Executive Officer of Everett Co-operative Bank. He has served as Chief Executive Officer since 2016. Mr. O’Neil is a member of the Massachusetts Bar and served as a Director and outside General Counsel of Everett Co-operative Bank prior to assuming the position as President and CEO.

Mr. O’Neil’s experience provides the Board of Directors with a perspective on the day-to-day operations of Everett Co-operative Bank and assists the Board in assessing opportunities and developments in the financial institutions industry. Over his legal and banking career, Mr. O’Neil has developed an extensive network of clients and customers which help to support our business development.

Joseph Sachetta is the founding member and principal of Sachetta, LLC, a full-service wealth and tax advisory firm based in Lynnfield, Massachusetts. Mr. Sachetta is a certified public accountant.

Mr. Sachetta’s educational and professional experience assists the board of directors with assessing Everett Co-operative Bank’s accounting practices and tax matters. Additionally, his contacts in the greater Boston market and the local community make him a valuable resource for the board of directors and for Everett Co-operative Bank.

Susan Sgroi is Executive Vice President and Chief Human Resource Officer for Blue Cross Blue Shield of Massachusetts, the largest private health plan in Massachusetts and one of the largest independent, not-for-profit Blue Cross Blue Shield plans in the country.

Ms. Sgroi’s significant experience, having worked for over 35 years in human resources for large corporations, provides the board of directors with valuable knowledge and experience in compensation and benefits, organizational effectiveness, culture change, talent management and capability development, mergers and acquisitions, general corporate governance matters and leadership coaching across multiple businesses and geographies. Ms. Sgroi has a proven track record of aligning strategic and business objectives with organizational and workforce strategies.

Marjorie A. White is retired. From 2015 through her retirement in December 2019, Ms. White served as President of Everett Co-operative Bank. Over the course of a fifty-year career at Everett Co-operative Bank, Ms. White rose through the ranks from teller through each level of management.

Ms. White’s history and experience with Everett Co-operative Bank brings to the board of directors extensive institutional knowledge about the Bank and general banking operations.

Executive Officers Who Are Not Also Directors

John A. Citrano is our Executive Vice President, Chief Operating Officer and Chief Financial Officer. He joined Everett Co-operative Bank in 2019 and is responsible for the leadership, direction and management of the accounting, finance and operations of the Bank. Prior to joining Everett Co-operative Bank, from 2011 until 2019 Mr. Citrano served as the Executive Vice President and Chief Financial Officer for Belmont Savings Bank. Mr. Citrano has 34 years of experience in the financial services industry more than 20 years as a senior level executive.

John Migliozzi is our Executive Vice President and Chief Lending Officer, positions he has held since January 2022. Prior to joining Everett Co-operative Bank, Mr. Migliozzi served as Executive Vice President and Senior Lender for East Boston Savings Bank. Mr. Migliozzi was employed with East Boston Savings Bank for 23 years where he was responsible for overseeing its commercial and residential real estate portfolios. Mr. Migliozzi has over 35 years of experience in the financial services industry and his responsibilities include general oversight of our loan portfolio, including credit quality, loan yield and portfolio growth.

Delinquent Section 16(a) Reports

Based solely on its review of copies of the reports the Company has received and written representations provided to it from the individuals required to file Section 16(a) reports, the Company believes that each individual who, at any time during the year ended December 31, 2022, served as an executive officer or director of the Company has complied with applicable reporting requirements for transactions in Company common stock during the fiscal year ended December 31, 2022.

Code of Ethics

The Board has adopted a code of ethics for the principal executive officer, principal financial officer, principal accounting officer and all persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. The code of ethics is available on the Company’s website at www.everettbank.com, under Investors Relations-Governance Documents.

Audit Committee

The Audit Committee consists of Directors Sachetta (Chair), Leonard and Jones.

The board of directors of ECB Bancorp has designated director Sachetta as an “audit committee financial expert,” as that term is defined by the rules and regulations of the Securities and Exchange Commission.

ITEM 11. Executive Compensation

Summary Compensation Table

The following information is furnished for our principal executive officer and the two most highly compensated executive officers (other than the principal executive officer) whose total compensation exceeded $100,000 for the year ended December 31, 2022. These individuals, together with the principal executive officer, are the Company's “Named Executive Officers.”

Name and Principal Position	Year	Salary	Non-Equity Incentive Compensation	All Other Compensation (1)	Total
Richard J. O’Neil, Jr.	2022	$425,000	$191,250	$65,735	$681,985
President and Chief Executive Officer	2021	$412,000	$123,600	$31,500	$567,100

John Citrano	2022	$268,000	$120,600	$83,729	$472,329
Executive Vice President and Chief Operating Officer and Chief Financial Officer	2021	$260,000	$78,000	$49,632	$387,632

John Migliozzi(2)	2022	$275,000	$120,894	$19,336	$415,230
Chief Lending Officer

(1)
Details of the amounts reported in “All Other Compensation” for fiscal 2022 are provided in the table below. All perquisites, which, in the aggregate, were less than $10,000 for each individual were excluded from “All Other Compensation.”

	401(k) Plan Matching Contributions	ESOP Employer Contribution	Automobile Allowance	Life Insurance Premiums	Deferred Compensation Plan (a)	Total All Other Compensation

Richard J. O’Neil, Jr.	$21,350	$29,337	$12,000	$3,048	$ —	$65,735
John Citrano	$18,760	$29,337	$ —	$1,032	$34,600	$83,729
John Migliozzi	$16,288	$ —	$ —	$3,048	$ —	$19,336

____________________

(a)
Represents the contribution made to the Deferred Compensation Plan for the benefit of Mr. Citrano.

(2) Mr. Migliozzi did not qualify as a Named Executive Officer in 2021.

Annual Incentive Plan. The Everett Co-operative Bank Annual Incentive Plan (“AIP”) was implemented in 2022 and replaces the Everett Co-operative Bank Employee Incentive Plan in its entirety. The AIP provides that for each performance period (January 1 – December 31), there is an aggregate bonus pool established by the board of directors. The aggregate bonus pool is the sum of the bonus targets of all AIP participants. After the end of the each Performance Period, the Compensation Committee determines the percentage of the target aggregate bonus pool that will be available for payouts (if any), based on the satisfaction of the Bank performance metrics as compared to target. No payouts are made under the AIP if the Bank does not achieve 85% of its target Pre-Provision Net Revenue, for the applicable performance period. For purposes of the January 1, 2022 – December 31, 2022 performance period, the Company used the following performance metrics and weighting:

Pre-provision Net Revenue	30%

Net Charge Off	15%

Efficiency Ratios	15%

Loan Growth	20%

Strategic Initiatives	20%

Based on Bank performance, the aggregate bonus pool can be funded between 0% and 150% of target. Following a review of the Bank’s 2022 performance under the metrics noted above, the aggregate bonus pool for the 2022 AIP was established at 150% of target.

Under the terms of the AIP, the aggregate bonus pool is distributed over five employee tiers with each tier having its own incentive opportunities and payouts based on individual performance. The Named Executive Officers are all in tier 1 and have a threshold, target and maximum incentive opportunity of 15%, 30% and 45%, respectively, of base salary. Following a performance review of each of the Named Executive Officers, the Board of Directors approved a maximum payout for each of the Named Executive Officers under the 2022 AIP. See the Summary Compensation Table above, “Non-Equity Incentive Compensation” column for the 2022 AIP payouts to the Named Executive Officers.

Employment Agreement. The Bank and the Company entered into an employment agreement with Richard J. O’Neil, Jr. The term of Mr. O’Neil’s employment agreement is three years, unless otherwise extended in accordance with the terms of the employment agreement. Commencing on the first anniversary of the effective date of the employment agreement (December 21, 2023) and continuing on each December 21st thereafter, the term of the employment agreement extends for an additional year, so that the term again becomes three years. At least 60 days prior to each anniversary date of the employment agreement, the Company and the Bank must conduct a comprehensive performance evaluation of Mr. O’Neil and affirmatively approve any extension of the agreement for an additional year or determine not to extend the term of the agreement. If the Company and the Bank determine not to extend the term, Mr. O’Neil must receive at least 30 days’ notice, but not more than 60 days’ notice, prior to the applicable anniversary date. If a change in control occurs during the term of the employment agreement, the term of the agreement will automatically renew for two years from the effective date of the change in control.

The employment agreement provides Mr. O’Neil with a current annual base salary of $425,000. The Company and the Bank will review Mr. O’Neil’s base salary at least annually and his base salary may be increased, but not decreased (other than a decrease which is applicable to all senior officers) during the term of the agreement. In addition to receiving a base salary, Mr. O’Neil participates in any bonus programs and benefit plans that are made available to other Bank executives and receives a monthly automobile allowance of $1,000. The employment agreement also provides that Mr. O’Neil will be reimbursed for all reasonable business expenses incurred in performing his duties.

In the event Mr. O’Neil voluntarily terminates employment without “good reason,” he will be entitled to receive the sum of (i) his earned and unpaid base salary as of his termination date and (ii) his earned and unpaid annual bonus and long-term incentive compensation as of his termination date (his “Accrued Obligations”).

In the event Mr. O’Neil’s employment involuntary terminates for reasons other than cause, disability, or death, or in the event of his resignation for “good reason,” in either event other than in connection with a change in control, he will receive his Accrued Obligations and his base salary for the remaining term of the agreement. In addition, Mr. O’Neil is entitled to continued coverage under the Bank’s health insurance plans (to the extent permitted by the plans and law) until the earlier of 18 months following his termination date or his procurement of health insurance coverage under another plan.

In the event Mr. O’Neil’s employment involuntary terminates for reasons other than cause, disability, or death, or in the event of Mr. O’Neil’s resignation for “good reason,” in either case within 24 months following a change in control, he will receive his Accrued Obligations, along with a single lump sum cash payment equal to three times the sum of his base salary and average cash bonus earned during the three years preceding the change in control. In addition, Mr. O’Neil will be provided continued coverage under the Bank’s health insurance plans (to the extent permitted by the plans and law)

until the earlier of 18 months following his termination date or his procurement of health insurance coverage under another plan. In the event continued coverage is not available under the plans or applicable law, Mr. O’Neil will receive a lump sum cash payment equal to the total cost of COBRA coverage for 18 months.

Mr. O’Neil’s employment agreements provide for a “best net benefits” approach in the event that severance benefits under the agreements or otherwise result in “excess parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended. The best net benefits approach reduces an executive’s payments and benefits to avoid triggering the excise tax if the reduction would result in a greater after-tax amount to the executive officer compared to the amount the executive officer would receive net of the excise tax if no reduction were made.

To the extent that a payment is made or a benefit is paid by the Bank under Mr. O’Neil’s employment agreement, the same payment or benefit will not be paid by the Company.

For purposes of the employment agreement, “good reason” includes (i) a material reduction in Mr. O’Neil’s authority, duties or responsibilities, (ii) a material reduction in his base compensation (other than one that is part of an overall adjustment affecting all or substantially all of the Bank’s executives), (iii) a relocation of his principal place of employment by more than 25 miles from the Bank’s main office location; or (iv) a material breach of the employment agreement by the Bank or Company.

Should Mr. O’Neil become disabled during the term of the employment agreement, following a separation from service, he will be entitled to the Accrued Obligations plus disability benefits, if any, provided under a long-term disability plan sponsored by the Bank. In the event Mr. O’Neil dies while employed by the Bank, his beneficiaries will receive the Accrued Obligations plus any benefit payable under the group-term life insurance program sponsored by the Bank. His beneficiary will also receive a death benefit under the Survivor Benefit Plan.

Upon Mr. O’Neil’s retirement, he will be entitled to benefits under any retirement plans to which he is a party but shall not be entitled to any amount or benefits under the employment agreement.

Upon any termination of employment that would entitle Mr. O’Neil to a severance payment, Mr. O’Neil will be required to adhere to one-year non-competition and non-solicitation covenants.

Change in Control Agreements. The Bank maintains change in control agreements with Messrs. Citrano and Migliozzi. The Company acts as a guarantor of the payments due under these change in control agreements. The change in control agreement with Mr. Citrano has a three year term and Mr. Migliozzi’s change in control agreement is for a two year term. The change in control agreements provide that commencing on the first anniversary of the effective date of the change in control agreements (December 21, 2023) and continuing on each December 21st thereafter, the Chief Executive Officer of the Bank must conduct a comprehensive performance evaluation of each executive and the Bank must affirmatively approve any extension of the agreement for an additional year or determine not to extend the term of the agreements. If the Bank determines not to extend the term, it must notify the executive at least 30 days, but not more than 60 days, prior to the anniversary date of the change in control agreement.

In the event either executive’s employment involuntary terminates for reasons other than cause, or in the event of the executive’s resignation for “good reason,” (which is defined in the same manner as the term is defined in Mr. O’Neil’s employment agreement), in either event within 24 months following a change in control, the executive will receive his Accrued Obligations (defined the same as in Mr. O’Neil’s employment agreement) plus a severance payment equal to two and one-half times the sum of his base salary and average bonus for the preceding three years for Mr. Citrano, and two times the sum of his base salary and average bonus for the preceding three years for Mr. Migliozzi. In addition, Messrs. Citrano and Migliozzi will be provided continued coverage under the Bank’s health insurance plans (to the extent permitted by the plans and law) until the earlier of 18 months following the executives’ termination date or procurement of health insurance coverage under another plan. In the event continued coverage is not available under the plans or applicable law, the executives will receive a lump sum cash payment equal to the total cost of COBRA coverage for 18 months.

The change in control agreements provide for a “best net benefits” approach in the event that severance benefits under the agreements or otherwise result in “excess parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended. The best net benefits approach reduces an executive’s payments and benefits to avoid triggering the excise tax if the reduction would result in a greater after-tax amount to the executive officer compared to the amount the executive officer would receive net of the excise tax if no reduction were made.

Supplemental Executive Retirement Plan (SERP I). Everett Co-operative Bank maintains the Everett Co-operative Bank Supplemental Executive Retirement Plan for Richard J. O’Neil, Jr. (“SERP I”) to provide certain tax planning opportunities and supplemental income for Mr. O’Neil upon his retirement, death, or disability. Under SERP I, the Bank will pay Mr. O’Neil a normal retirement benefit beginning the first day of the month following his separation from service on or after his “normal retirement age” of age 67. The normal retirement benefit equals 60% of his “final average compensation,” offset by (i) the employer portion of his social security benefits calculated as of his normal retirement date, (ii) the actuarial equivalent of his 401(k) benefits attributable to employer matching contributions calculated as a single life annuity at his normal retirement date and (iii) the benefits paid under the Bank’s defined benefit pension plan calculated as a 10-year certain and life annuity at his normal retirement date. The Bank will pay the normal retirement benefit under the SERP I in an actuarial equivalent of a 10-year certain and life annuity. For purposes of SERP I, Mr. O’Neil’s “final average compensation” is defined as the average of the salary and bonuses paid during the three years prior to his separation from service. Mr. O’Neil is always 100% vested in his benefits under SERP I. However, he will not receive any benefits under SERP I if his employment terminates for cause (as defined in SERP I).

If Mr. O’Neil separates from service prior to attaining age 67, his benefits under SERP I will be calculated in the same manner as the normal retirement benefit but will be calculated as of the date of his separation from service. The early retirement benefit will be paid in the form of a 10-year certain and life annuity beginning the first day of the month following the day he attains age 67.

In the event Mr. O’Neil becomes disabled (as defined in SERP I) while employed prior to attaining age 67, his benefit under SERP I will equal the actuarial equivalent of the normal retirement benefit assuming he had continued to provide services to the Bank until age 67 and that his compensation increased at the rate of five percent from the date of his disability until age 67. The determination of the disability benefit also assumes Mr. O’Neil would have continued contributing to the retirement plans offsetting the benefit at the same rate and that the plans would earn a six percent return on investment. The disability benefit will be paid in the form of a 10-year certain and life annuity commencing on the first day of the first month following the date Mr. O’Neil becomes disabled.

In the event of Mr. O’Neil’s death before benefit payments begin under SERP I, a death benefit will be calculated in the same manner as the disability benefit but will be paid to Mr. O’Neil’s beneficiary in a lump sum within 90 days of his death. In the event he dies while receiving benefits under SERP I, his beneficiary will receive any remaining payments under SERP I in the same amount and at the same time Mr. O’Neil would have received the benefits had he survived.

In the event of a change in control, Mr. O’Neil will receive a change in control benefit calculated in the same manner as the disability benefit but payable in a lump sum within 90 days of the change in control.

Benefits payable under SERP I upon Mr. O’Neil’s separation from service may be delayed for a period of six months, if necessary, to comply with Section 409A of the Internal Revenue Code.

Deferred Compensation Plan. Everett Co-operative Bank maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for the benefit of John Citrano. The Deferred Compensation Plan became effective on May 1, 2021 and allows the Bank to make contributions to an account for Mr. Citrano each year, as of January 1, based on the prior year’s performance and intends the contribution will equal 10% of Mr. Citrano’s salary and bonus. The Bank may make other contributions to the Deferred Compensation Plan, at its discretion, at other times during the year. Contributions made under the Deferred Compensation Plan will earn interest each year at a rate benchmarked to the 10-year Treasury bill as of the December 1 of the prior year. Mr. Citrano is 0% vested in his benefit under the Deferred Compensation Plan for the first four years. Thereafter, he will vest at the rate of 20% per year, so that he will be 100% vested after eight years of service. His benefits will also become 100% vested upon his death, disability, or a change in control. The Bank may also accelerate the vesting schedule at its discretion.

If Mr. Citrano separates from service prior to attaining age 67, the Bank will pay him the vested benefit under the Deferred Compensation Plan over 10 years. The benefit payments will begin the first day of the month following the month in which he attains age 67. If Mr. Citrano separates from service on or after attaining age 67, his benefits (payable over ten years) will begin the first day of the month following his separation from service.

If Mr. Citrano separates from service within six months of a change in control, he will receive his benefits in a lump sum within 30 days of the separation from service. In the event of his death, his beneficiary will receive the benefits due under the plan, paid in a lump sum within 30 days of his death.

Benefits payable under the Deferred Compensation Plan upon Mr. Citrano’s separation from service may be delayed for a period of six months, if necessary, to comply with Section 409A of the Internal Revenue Code.

Survivor Benefit Plan. The Bank maintains the Everett Co-operative Bank Survivor Benefit Plan (the “Survivor Plan”) for the purpose of providing a survivor benefit to the beneficiaries of certain key employees. Under the Survivor Plan, if a participant dies while employed, the Bank will pay the participant’s beneficiary (i) an amount equal to 100% of the participant’s current base salary for one year and (ii) 50% of the participant’s current base salary for each of the four following years. The benefit is payable monthly beginning on the first day of the month following the participants' death. Mr. O’Neil participates in the Survivor Plan.

401(k) Plan. The Bank participates in the Defined Contribution Plan (Plan A) of CBERA, a tax-qualified defined contribution plan for eligible employees (the “401(k) Plan”). The named executive officers are eligible to participate in the 401(k) Plan on the same terms as other eligible employees of the Bank. Eligible employees become participants in the 401(k) Plan after having attained age 21 and completing one month of eligibility service in which they work at least 83 hours of service. All of the Named Executive Officers participate in the 401(k) Plan.

Under the 401(k) Plan, a participant may elect to defer, on a pre-tax basis, the maximum amount of compensation permitted by the Internal Revenue Code, to the extent that amount does not exceed 75% of their compensation. . In addition to salary deferral contributions, Everett Co-operative Bank currently makes matching contributions at the level of 100% of the participant’s salary deferral on the first 7% of the participant’s compensation. The Bank may also make other discretionary contributions to the 401(k) Plan.

A participant is always 100% vested in his or her salary deferral contributions. A participant will vest in matching and other employer contributions at the rate of 20% per year of service, beginning after two years of service, so that a participant will become fully vested after completing six years of credited service. Generally, unless the participant elects otherwise, the participant’s account balance will be distributed following the participant’s termination of employment. However, participants may take in-service withdrawals from the 401(k) Plan in certain circumstances, including for loans and hardships.

Defined Benefit Pension Plan. The Bank participates in the Defined Contribution Plan (Plan C) of CBERA, a tax-qualified defined benefit pension plan for eligible employees (the “Pension Plan”). The Pension Plan was frozen effective as of April 30, 2022. Freezing the Pension Plan eliminated all future participation and benefit accruals; however, the accrued benefits as of April 30, 2022, will remain. Messrs. O’Neil and Citrano have accrued benefits under the Pension Plan.

Messrs O’Neil and Citrano participate in the Pension Plan on the same terms as other employees. The normal retirement benefit formula under the Pension Plan provides for a benefit, payable at age 65 as a lifetime annuity, equal to: (i) 0.75% of a participant’s “ final average compensation,” multiplied by total years of service since 1989, plus (ii) 0.50% of the participant’s “ covered compensation,” multiplied by total years of service since 1989. “ Final average compensation” is defined as a participant’s highest three consecutive calendar years’ compensation while participating in the plan. “Covered compensation” means the average Social Security Wage Base (as published by the Social Security Administration) during the 35 years prior to the participant’ s Social Security retirement date. A participant vested in his or her benefit under the plan at a rate of 20% per year commencing after the completion of two years of credited service, so that the participant becomes 100% vested upon completion of six years of credited service. A participant may elect to retire early under the Pension Plan if he or she attained: (i) age 62; (ii) age 55, with at least 5 years of service or (iii) age 50, with at least 15 years of service.

Employee Stock Ownership Plan. The Bank maintains the Everett Co-operative Bank Employee Stock Ownership Plan (“ESOP”) for eligible Bank employees. Eligible employees include employees who have attained age 21 and have completed one year of service. Eligible employees enter the ESOP upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

Each year, in connection with the annual ESOP loan payment, 1 /20th of the unallocated ESOP shares held in the ESOP Trust are allocated to participant accounts based on each participant’s proportional share of eligible plan compensation relative to all participants in the ESOP. The record keeper for the ESOP allocates the released shares among the participants’ accounts based on each participant’s proportional share of compensation relative to all participants. Generally, participants vest in their ESOP benefit at a rate of 20% per year beginning after one year of service, such that the participants will be 100% vested upon completion of five years of credited services. Participants employed by the Bank immediately prior to the Bank’s mutual to stock conversion receive credit for vesting purposes for years of service prior to adoption of the ESOP. Participants also will become fully vested upon normal retirement, death or disability, a change in control, or termination of the ESOP. Generally, participants will receive distributions from the ESOP upon separation from service with the Bank. The ESOP reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

For the 2022 plan year, Mssrs. O'Neil and Citrano participated in the ESOP.

Directors’ Compensation

The following table sets forth for the year ended December 31, 2022 certain information as to the total remuneration we paid to our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Paul A. Delory	45,000	—	45,000
Elizabeth P. Jones	45,000	—	45,000
Dennis J. Leonard	75,000	—	75,000
Joseph Sachetta	50,000	—	50,000
Susan Sgroi	48,000	—	48,000
Marjorie A. White	45,000	—	45,000

Director Fees. For the 2022 calendar year, non-employee directors of the Bank received an annual cash retainer of $45,000, except for the Chairman of the Board, who received an annual retainer fee of $75,000. In addition to the annual retainer, the chair of the Audit Committee received an annual committee retainer of $5,000 and the chair of the Compensation Committee received an annual committee retainer of $3,000. Mr. O’Neil does not receive fees for his service on the board of directors. The Company engaged Aon, an independent compensation consulting firm, to review the Company’s director compensation structure for 2023 and effective January 1, 2023, the annual cash retainer for each non-employee director is $50,000, except for the Chairman of the Board, who will receive an annual retainer of $80,000. In addition, the annual retainer for the Company committee chairpersons will be $12,000 for the Audit Committee, $10,000 for the Compensation Committee and $3,000 for the Governance Committee. Each individual who serves as a director of the Bank also serves as a director of the Company. No additional fees were paid in 2022 for attending meetings of the Company Board of Directors or of its committees.

Director Deferred Fee Plan. The Bank maintains the Everett Co-operative Bank Director Fee Continuation Plan (the “Deferred Fee Plan”). Directors of the Bank who were serving on the Board of Directors of the Bank as of January 1, 2017 became participants in the Deferred Fee Plan as of that date and are fully vested in their benefits under the Deferred Fee Plan. Directors who become participants after January 1, 2017, become 50% vested in their benefits after seven years of board service and 100% vested after 12 years of board service. Upon a director’s separation from service from the Board of Directors on or after attaining their normal retirement age, the director will receive an annual benefit for ten years. If a director separates from service prior to the director’s normal retirement age, he or she will receive the vested portion of their benefits in 10 annual installments beginning after their normal retirement age (as if they had separated from service after attaining their normal retirement age). If a director dies prior to separating from service, his or her beneficiary will receive the present value of the benefit within 90 days of the director’s death. If the director dies while benefits are being paid, his or her beneficiary will receive the present value of the remaining payments in a lump sum within 90 days of the director’s death. If a director separates from service within two years of a change in control, the director will receive the present value of their benefits in a lump sum. The normal retirement age and annual benefit for each director is set forth in a schedule to the Deferred Fee Plan. The normal retirement age under the Deferred Fee Plan is age 75 for all current directors. The annual normal retirement age benefit for all current directors, other than Mr. Sachetta, is $20,000. The annual normal retirement benefit for Mr. Sachetta is $32,500. Mr. O’Neil participates in the Deferred Fee Plan on the same basis as other directors. All of the current directors participate in the Deferred Fee Plan.

Director Deferred Compensation Plan. The Bank maintains the Everett Co-operative Bank Deferred Compensation Plan for Directors (the “Director Deferred Compensation Plan”) to allow for certain tax planning opportunities and additional retirement income for directors of the Bank. All non-employee directors are eligible to participate in the Director Deferred Compensation Plan. Under the Director Deferred Compensation Plan, directors may elect to defer the receipt of up to 100% of their director fees. Participants are always 100% vested in their deferred fees and any interest credited to those deferrals. Earnings are credited to a participant’s deferrals each year and are indexed to the highest certificate of deposit rate offered by the Bank. The Bank, at its discretion, may instead determine earnings under the Director Deferred Compensation Plan based on certain hypothetical investments. The timing of benefit payments under the Director Deferred Compensation Plan will occur on a fixed date, as elected by the participant or upon a separation from service. Benefits will be paid in either a lump sum or up to three annual installments, as elected by the participant. Benefits may be distributed earlier than normal if a director incurs certain financial hardships. Directors Leonard, Sachetta and Sgroi have deferral accounts in the Director Deferred Compensation Plan.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

(a)
Securities Authorized for issuance under Stock-Based Compensation Plans

As of December 31, 2022, we did not have any compensation plans (other than our Employee Stock Ownership Plan) under which equity securities of the Company are authorized for issuance

(b)
Security Ownership of Certain Beneficial Owners

Persons and groups who beneficially own in excess of five percent of the issued and outstanding shares of the Company’s common stock are required to file certain reports with the Securities and Exchange Commission (the “SEC”). The following table sets forth, as of March 27, 2023, certain information regarding persons who beneficially owned more than five percent of the Company’s issued and outstanding shares of common stock:

Principal Shareholders

Name and Address of Beneficial Owners	Number of Shares Owned and Nature of Beneficial Ownership	Percent of Shares of Common Stock Outstanding
Everett Co-operative Bank ESOP 419 Broadway Everett, MA 02149	734,020	8.00%
Alliance Bernstein L.P. 1345 Avenue of the Americas, New York, NY 10105	644,100	7.02%

Management

The following table sets forth information about the shares of ECB Bancorp common stock owned by each director and named executive officer individually, and all directors and executive officers as a group, as of March 27, 2023.

Names	Shares Owned Directly and Indirectly	Percent of Class(1)
Directors
Paul A. Delory	17,907	*
Elizabeth P. Jones	35,000	*
Dennis J. Leonard	50,000	*
Richard J. O’Neil, Jr.	32,933	*
Joseph Sachetta	50,000	*
Susan Sgroi	25,000	*
Marjorie A. White	10,000	*

Named Executive Officers Who Are Not Directors
John A. Citrano	55,868	*
John Migliozzi	40,000	*

All directors and executive officers as a group (9 persons)	316,708	3.45%

(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of ECB Bancorp common stock if he has or shares voting or investment power with respect to such common stock or has a right to acquire beneficial ownership at any time within 60 days from March 31, 2023. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct and the named individuals and group exercise sole voting and investment power over the shares of ECB Bancorp common stock.

* Less than 1%

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Transactions With Certain Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Everett Co-operative Bank, to their executive officers and directors in compliance with federal banking regulations. At December 31, 2022, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Everett Co-operative Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original terms at December 31, 2022, and were made in compliance with federal banking regulations.

During 2018, the Bank entered into a lease agreement with an entity owned by our Chief Executive Officer, Richard J. O'Neil, Jr. and his brother David O'Neil, for office space. The initial lease term expired in February 2023 and contained a five year option to extend, as well as a cancellation clause permitting the Bank to cancel the lease anytime during the initial term with sixty days’ notice. Annual rent is approximately $48,000, payable monthly, not including an annual tenant improvement credit of $18,000 during the original term. The Bank is responsible for a portion of common area charges, as well as other customary leasehold costs. Net annual rental payments amounted to $30,000 and $28,000 for 2022 and 2021, respectively. In February of 2022, the lease was amended to replace the five year option to extend with three options to extend the term of two years, two years and one year. Aggregate payments made during 2022 and through the last option term amount to $186,000. In addition, during February 2022, a second lease agreement was entered into with the same related parties for additional office space. The initial lease term expired in February 2023 and contains three options to extend the term of two years, two years and one year. The first two year option was exercised during 2022. Annual rent is approximately $21,000, payable monthly. The Bank is responsible for a portion of common area charges, as well as other customary leasehold costs. Net annual rental payments amounted to $18,000 for 2022. Aggregate payments made during 2022 and through the last option term amount to $162,000.

The Company utilizes the services of a local law firm for loan closings and related matters as well as general corporate legal matters. The firm is owned by David O'Neil, who is the brother of our Chief Executive Officer. Annual fees paid to the law firm for the years ended December 31, 2022 and December 31, 2021 were $145,000 and $253,000, respectively.

The Company utilizes the services of Director Paul Delory for loan closings and related matters. Annual fees paid to the law firm for the years ended December 31, 2022 and December 31, 2021 were $307,000 and $305,000, respectively.

Board Independence

The board of directors has determined that each of our directors, with the exception of directors O’Neil and Delory, is “independent” as defined in, and for purposes of satisfying the listing standards of, the Nasdaq Stock Market. Director O’Neil is not independent because he is an executive officer of ECB Bancorp. Director Delory is not deemed independent because of fees paid to his law firm in connection with loan closings for which Everett Co-operative Bank is the lender.

In determining the independence of the directors listed above, the board of directors considered relationships between Everett Co-operative Bank and our directors and officers, none of which are required to be reported under “ – Transactions With Certain Related Persons” below, including loans and deposit accounts that our directors maintain at Everett Co-operative Bank.

ITEM 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is Baker Newman & Noyes LLC (“BNN”).

Set forth below is certain information concerning aggregate fees for professional services rendered by BNN during the years ended December 31, 2022 and 2021.

Audit Fees. The aggregate fees billed to the Company by BNN for professional services rendered for the audit of the Company’s annual consolidated financial statements, review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and services that are normally provided by BNN in connection with statutory and regulatory filings and engagements were $146,000 and $93,000 during 2022 and 2021, respectively.

Audit Related Fees. Audit-Related Fees of $185,000 in 2022 include fees billed for non-audit professional services rendered during the year ended December 31, 2022, including research, correspondence, meetings and assistance relating to the conversion and stock offering, review of the associated stock offering materials and prospectus as filed with the SEC. There were no aggregate fees billed to the Company by BNN for non-audit professional services rendered during 2021.

Tax Fees. The aggregate fees billed to the Company by BNN for professional services rendered for tax compliance during fiscal 2022 and 2021 were $12,000 and $10,000, respectively.

Other Fees. There were no other fees billed to the Company by BNN for other professional services rendered during 2022 and 2021.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accountants

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chair when necessary, with subsequent reporting to the Audit Committee. The independent registered public accountants and management are required to report to the Audit Committee quarterly regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval policy, and the fees for the services performed to date.

PART IV

ITEM15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements
The documents filed as a part of this Form 10-K are:
	(A)	Report of Independent Registered Public Accounting Firm
	(B)	Consolidated Balance Sheets as of December 31, 2022 and 2021
	(C)	Consolidated Statements of Income for the years ended December 31, 2022 and 2021
	(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021
	(E)	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2022 and 2021
	(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
	(G)	Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.
(a)(3)	Exhibits
	3.1	Amended and Restated Articles of Incorporation of ECB Bancorp, Inc. (1)
	3.2	Bylaws of ECB Bancorp (1)
	4	Form of Common Stock Certificate of ECB Bancorp (1)
	10.1*	Employment Agreement by and between ECB Bancorp, Inc., Everett Co-operative Bank and Richard J. O’Neil, Jr., As Amended
	10.2*	Change in Control Agreement by and between Everett Co-operative Bank, ECB Bancorp, Inc. (as guarantor) and John Citrano (2)
	10.3*	Change in Control Agreement by and between Everett Co-operative Bank, ECB Bancorp, Inc. (as guarantor) and John Migliozzi (2)
	10.4*	Confidentiality and Non-Solicitation Agreement by and between Everett Co-operative Bank and John Migliozzi (2)
	10.5*	Everett Co-operative Bank Survivor Benefit Plan (3)
	10.6*	Supplemental Executive Retirement Plan for Richard O’Neil(1)
	10.7*	Non-Qualified Deferred Compensation Plan for John Citrano(1)
	10.8*	Supplemental Executive Retirement Plan for Joseph Keohane(1)
	10.9*	Director Fee Continuation Plan(1)
	10.10*	Director Deferred Compensation Plan(1)

10.11*	Form of Stock-Based Deferral Plan (1)
10.12*	Employee Incentive Plan (3)
21	Subsidiaries (1)
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Denotes management compensatory plan or arrangement
(1)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-263449), filed March 10, 2022.
(2)	Incorporated by reference to the Current Report on Form 8-K (file no. 001-41456), filed December 22, 2022.
(3)	Incorporated by reference to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-263449), filed May 2, 2022.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECB BANCORP, INC.

Date: March 30, 2023	By:	/s/Richard J. O'Neil, Jr.
Richard J. O’Neil, Jr. President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Richard J. O'Neil, Jr.	President, Chief Executive Officer and Director (Principal Executive	March 30, 2023
Richard J. O’Neil, Jr.	Officer)

/s/John A. Citrano	Executive Vice President and Chief Financial (Principal Financial	March 30, 2023
John A. Citrano	Officer)

/s/Brandon Lavertu	Chief Accounting Officer (Principal Accounting Officer)	March 30, 2023
Brandon Lavertu

/s/Dennis J. Leonard	Chairman of the Board	March 30, 2023
Dennis J. Leonard

/s/Paul A. Delory	Director	March 30, 2023
Paul A. Delory

/s/Elizabeth P. Jones	Director	March 30, 2023
Elizabeth P. Jones

/s/Joseph Sachetta	Director	March 30, 2023
Joseph Sachetta

/s/Susan Sgroi	Director	March 30, 2023
Susan Sgroi

/s/Marjorie A. White	Director	March 30, 2023
Marjorie A. White