Form 10-Q
period 2023-03-31
ECB Bancorp, Inc. /MD/
filed 2023-05-12
CIK 1914605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, 9,175,247 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

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

Part I. – Financial Information

Item 1. Financial Statements

ECB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2023 (Unaudited) and December 31, 2022

(in thousands)

	March 31, 2023	December 31, 2022

ASSETS
Cash and due from banks	$3,276	$3,123
Short-term investments	64,066	58,927
Total cash and cash equivalents	67,342	62,050
Interest-bearing time deposits	-	300
Investments in available-for-sale securities (at fair value)	4,988	5,001
Investments in held-to-maturity securities, at cost (fair values of $69,331 at March 31, 2023 and $69,707 at December 31, 2022)	76,282	77,591
Federal Home Loan Bank stock, at cost	8,653	7,293
Loans, net of allowance for credit losses of $8,257 as of March 31, 2023 (unaudited) and $7,200 as of December 31, 2022	971,228	885,674
Premises and equipment, net	3,638	3,698
Accrued interest receivable	3,003	2,632
Deferred tax asset, net	4,568	4,344
Bank-owned life insurance	14,165	14,067
Other assets	3,006	1,812
Total assets	$1,156,873	$1,064,462

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$84,304	$84,903
Interest-bearing	690,142	633,246
Total deposits	774,446	718,149
Federal Home Loan Bank advances	208,000	174,000
Other liabilities	11,346	9,583
Total liabilities	993,792	901,732

Shareholders' Equity:
Preferred Stock, par value $0.01; Authorized: 1,000,000 shares; Issued and outstanding: 0 shares; and 0 shares, respectively	—	—
Common Stock, par value $0.01; Authorized: 30,000,000 shares; Issued and outstanding: 9,175,247 shares and 9,175,247 shares	92	92
Additional paid-in capital	89,335	89,286
Retained earnings	80,300	80,076
Accumulated other comprehensive income	237	249
Unallocated common shares held by the Employee Stock Ownership Plan	(6,883)	(6,973)
Total shareholders' equity	163,081	162,730
Total liabilities and shareholders' equity	$1,156,873	$1,064,462

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

Three Months Ended March 31, 2023 and 2022

(in thousands except share data)

	Three months ended
	March 31,
	2023	2022
Interest and dividend income:
Interest and fees on loans	$10,927	$5,263
Interest and dividends on securities	560	331
Other interest income	575	16
Total interest and dividend income	12,062	5,610
Interest expense:
Interest on deposits	3,917	660
Interest on Federal Home Loan Bank advances	1,779	30
Total interest expense	5,696	690
Net interest and dividend income	6,366	4,920
Provision for credit losses	879	121
Net interest and dividend income after provision for credit losses	5,487	4,799
Noninterest income:
Customer service fees	119	100
Income from bank-owned life insurance	98	101
Net gain on sales of loans	-	45
Other income	12	5
Total noninterest income	229	251
Noninterest expense:
Salaries and employee benefits	2,885	1,987
Director compensation	119	108
Occupancy and equipment expense	219	180
Data processing	203	165
Computer software and licensing fees	41	45
Advertising and promotions	168	138
Professional fees	364	171
Federal Deposit Insurance Corporation assessment	125	45
Other expense	372	333
Total noninterest expense	4,496	3,172
Income before income tax expense	1,220	1,878
Income tax expense	319	495
Net income	$901	$1,383
Share data:
Weighted average shares outstanding, basic	8,481,042	-
Weighted average shares outstanding, diluted	8,481,042	-
Basic earnings per share	$0.11	$-
Diluted earnings per share	$0.11	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (unaudited)

Three Months Ended March 31, 2023 and 2022

(in thousands)

	Three months ended
	March 31,
	2023	2022

Net income	$901	$1,383
Other comprehensive (loss) gain, net of tax:
Net unrealized holding (loss) gain on securities available-for-sale	(12)	15

Other comprehensive (loss) gain, net of tax	(12)	15

Comprehensive income	$889	$1,398

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Statements of Changes in Shareholders' Equity (unaudited)

For the Three Months Ended March 31, 2023 and 2022

(in thousands except share data)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Unallocated Common Stock Held by ESOP	Total
Balance at December 31, 2021	-	$-	$-	$77,356	$(83)	$-	$77,273
Net income	-	-	-	1,383	-	-	1,383
Other comprehensive income, net of tax	-	-	-	-	15	-	15
Balance at March 31, 2022	-	$-	$-	$78,739	$(68)	$-	$78,671

Balance at December 31, 2022	9,175,247	$92	$89,286	$80,076	$249	$(6,973)	$162,730
Cumulative Effect Accounting Adjustment for ASU 2016-13 Adoption	-	-	-	(677)	-	-	(677)
Net income	-	-	-	901	-	-	901
Other comprehensive loss, net of tax	-	-	-	-	(12)	-	(12)
ESOP shares committed to be released (9,049 shares)	-	-	49	-	-	90	139
Balance at March 31, 2023	9,175,247	$92	$89,335	$80,300	$237	$(6,883)	$163,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

Three Months Ended March 31, 2023 and 2022

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$901	$1,383
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	14	61
Provision for credit losses	879	121
Change in deferred loan costs/fees	26	(64)
Gain on sales of loans, net	—	(45)
Proceeds from sales of loans	—	2,826
Loans originated for sale, net	—	(1,814)
Depreciation and amortization expense	72	73
Increase in accrued interest receivable	(371)	(56)
Increase in bank-owned life insurance	(98)	(101)
Deferred income tax expense	46	89
ESOP expense	139	—
Increase in other assets	(1,194)	(1,317)
Increase (decrease) in other liabilities	998	(278)
Net cash provided by operating activities	1,412	878

Cash flows from investing activities:
Purchases of held-to-maturity securities	—	(8,793)
Proceeds from paydowns and maturities of held-to-maturity securities	1,292	3,744
Purchase of interest-bearing time deposits	—	(300)
Proceeds from maturities of interest bearing time deposits	300	—
Purchase of Federal Home Loan Bank Stock	(1,965)	—
Redemption of Federal Home Loan Bank Stock	605	—
Loan originations and principal collections, net	(79,985)	(17,697)
Purchase of loans	(6,652)	—
Capital expenditures	(12)	(51)
Net cash used in investing activities	(86,417)	(23,097)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW and savings accounts	(19,752)	21,946
Net increase (decrease) in time deposits	76,049	(2,391)
Proceeds from long-term Federal Home Loan Bank advances	105,000	1,475
Repayments of long-term Federal Home Loan Bank advances	(20,000)	—
Net change in short-term Federal Home Loan Bank advances	(51,000)	—
Net cash provided by financing activities	90,297	21,030

Net increase (decrease) in cash and cash equivalents	5,292	(1,189)
Cash and cash equivalents at beginning of year	62,050	52,975
Cash and cash equivalents at end of period	$67,342	$51,786

Supplemental disclosures:
Interest paid	$5,112	$641
Income taxes paid	305	1,002
Noncash activities:
Effect of the adoption of ASU 2016-13
Allowance for credit losses	182	—
Other liabilities	761	—

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2023 and the results of operations and cash flows for the interim periods ended March 31, 2023 and 2022. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 and accompanying notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

RECENT ACCOUNTING STANDARDS

ASU 2016-13 Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments

Effective January 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. In addition, this update makes changes to the accounting for credit-related impairment of available for sale debt securities by eliminating other-than-temporary impairment charges. Following the expected loss model, credit-related losses on available for sale debt securities will be reflected as a valuation allowance for credit losses on those securities. The Company adopted Topic 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Accordingly, a cumulative effect transition adjustment amounting to $677,000 decreased the opening balance of retained earnings, effective January 1, 2023. Prior periods have not been restated and continue to be presented under the incurred loss model. A summary of the financial statement impact upon adoption of Topic 326 is as follows:

	Financial Statement Impact of Adoption
	Balance	Transition	Balance
	12/31/2022	Adjustment	1/1/2023
	(In Thousands)

Assets:
Allowance for credit losses on loans	$7,200	$182	$7,382

Liabilities
Allowance for credit losses on off balance sheet credit exposures	$402	$761	$1,163

Effective January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. Update No. 2022-02 applies to public entities that have adopted ASC Topic 326. The amendments in this update eliminate the existing accounting guidance for troubled debt restructures ("TDRs") by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors and instead requires that an entity evaluate whether a modification represents a new loan or a continuation of an existing loan. The amendments also enhance disclosure requirements for certain loans refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 also requires additional disclosure of current period gross write-offs by year of origination for financing receivables to be included in the entity's vintage disclosure, as currently required under Topic 326.

NOTE 3 – INVESTMENTS IN SECURITIES

Allowance for Credit Losses - Available for Sale Securities

The Company's available for sale securities are carried at fair value. For available for sale securities in an unrealized loss position, management will first evaluate whether there is intent to sell, or if it is more likely than not that the Company will be required to sell a security prior to anticipated recovery of its amortized cost basis. If either of these criteria are met, the Company will record a write-down of the security's amortized cost basis to fair value through income. For those available for sale securities which do not meet the intent or requirement to sell criteria, management will evaluate whether the decline in fair value is a result of credit related matters or other factors. In performing this assessment, Management considers the creditworthiness of the issuer including whether the security is guaranteed by the U.S. Federal Government or other government agency, the extent to which fair value is less than amortized cost, and changes in credit rating during the period, among other factors. If this assessment indicates the existence of credit losses, the security will be written down to fair value, as determined by a discounted cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and is recognized in earnings. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the uncollectibility of a security is confirmed, or when either of the aforementioned criteria surrounding intent or requirement to sell have been met.

Allowance for Credit Losses - Held to Maturity Securities

The Company measures expected credit losses on held to maturity securities on a collective basis by major security type. Management classifies the held-to maturity portfolio into the following major security types: U.S. Government Sponsored Enterprises, U.S. Treasury, Agency Mortgage-Backed Securities, and Corporate Bonds.

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The following table summarizes the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Held-to-maturity:	Cost	Gains	Losses	Losses	Value
		(In Thousands)
March 31, 2023
Debt securities issued by U.S. government-sponsored enterprises	$11,215	$11	$(496)	$—	$10,730
Mortgage-backed securities	50,562	23	(5,546)	—	45,039
Corporate bonds	11,603	—	(869)	—	10,734
U.S. Treasury securities	2,902	—	(74)	—	2,828
Total held-to-maturity securities	$76,282	$34	$(6,985)	$—	$69,331

December 31, 2022
Debt securities issued by U.S. government-sponsored enterprises	$11,213	$6	$(578)	$—	$10,641
Mortgage-backed securities	51,864	3	(6,181)	—	45,686
Corporate bonds	11,612	—	(1,041)	—	10,571
U.S. Treasury securities	2,902	—	(93)	—	2,809
Total held-to-maturity securities	$77,591	$9	$(7,893)	$—	$69,707

Substantially all held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three months ended March 31, 2023. The Company's investments in corporate bonds are deemed “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery. The Company does not expect to suffer a credit loss as of March 31, 2023. Excluded from the table above is accrued interest on held to maturity securities of $274,000 and $267,000 at March 31, 2023 and December 31, 2022, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities for the three months ended March 31, 2023. No securities held by the Company were delinquent on contractual payments at March 31, 2023, nor were any securities placed on non-accrual status for the three months then ended.

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Available-for-sale	Cost	Gains	Losses	Losses	Value
		(In Thousands)
March 31, 2023
Debt securities
Corporate bonds	$4,994	$—	$(6)	$—	$4,988
Total available-for-sale securities	$4,994	$—	$(6)	$—	$4,988
December 31, 2022
Debt securities
Corporate bonds	$4,991	$10	$—	$—	$5,001
Total available-for-sale securities	$4,991	$10	$—	$—	$5,001

The Company did not record a provision for estimated credit losses on any available for sale securities for the three months ended March 31, 2023. Excluded from the table above is accrued interest on available for sale securities of $49,000 and $49,000 at March 31, 2023 and December 21, 2022, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities for the three months ended March 31, 2023. No securities held by the Company were delinquent on contractual payments at March 31, 2023, nor were any securities placed on non-accrual status for the three months then ended.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available for sale and held to maturity securities as of March 31, 2023 is presented below:

	Available-
	for-sale	Held-to-maturity
	Fair	Amortized	Fair
	Value	Cost	Value
	(In Thousands)
Within 1 year	$2,492	$1,017	$1,007
After 1 year through 5 years	2,496	26,450	25,210
After 5 years through 10 years	—	3,590	3,263
After 10 years	—	45,225	39,851
Total	$4,988	$76,282	$69,331

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.There were no sales of securities during the three months ended March 31, 2023 and 2022.

The carrying value of securities pledged to secure advances from the Federal Home Loan Bank of Boston (“FHLBB”) was $61.7 million and $63.0 million as of March 31, 2023 and December 31, 2022, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows as of March 31, 2023 and December 31, 2022 :

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In Thousands)
March 31, 2023
Held to Maturity:
Debt securities issued by U.S. government-sponsored enterprises	$2,861	$(26)	$5,115	$(470)	$7,976	$(496)
Mortgage-backed securities	6,538	(41)	35,768	(5,505)	42,306	(5,546)
Corporate bonds	868	(132)	9,866	(737)	10,734	(869)
U.S. Treasury securities	-	-	2,828	(74)	2,828	(74)
Total temporarily impaired securities	$10,267	$(199)	$53,577	$(6,786)	$63,844	$(6,985)

December 31, 2022
Held to Maturity:
Debt securities issued by U.S. government-sponsored enterprises	$2,847	$(40)	$5,046	$(538)	$7,893	$(578)
Mortgage-backed securities	20,795	(1,294)	24,710	(4,887)	45,505	(6,181)
Corporate bonds	10,571	(1,041)	-	-	10,571	(1,041)
U.S. Treasury securities	2,809	(93)	-	-	2,809	(93)
Total temporarily impaired securities	$37,022	$(2,468)	$29,756	$(5,425)	$66,778	$(7,893)

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At March 31, 2023, four debt securities issued by U.S. government-sponsored enterprises, fifty-one mortgage backed securities, nine corporate bonds and one U.S. treasury security had unrealized losses with aggregate depreciation of 5.9%, 11.5%, 5.3% and 2.6%, respectively, from the Company’s amortized cost basis. These unrealized losses relate to changes in market interest rates since acquiring the securities. As management has the intent and ability to hold debt securities until maturity or cost recovery, no allowance for credit losses is deemed necessary as of March 31, 2023.

NOTE 4 – LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

Loans

Loans that the Company has the intent and ability to hold until maturity or payoff are carried at amortized cost (net of the allowance for credit losses). Amortized cost is the principal amount outstanding, adjusted by partial charge-offs and net of deferred loan costs or fees. For originated loans, loan fees and certain direct origination costs are deferred and amortized into interest income over the contractual life of the loan using the level-yield method. When a loan is paid off, the unamortized portion is recognized in interest income. Interest income on loans is accrued based upon the daily principal amount outstanding except for loans on nonaccrual status. As a general rule, loans more than 90 days past due with respect to principal or interest are classified as nonaccrual loans, or sooner if management considers such action to be prudent. However, loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. Income accruals are suspended on all nonaccrual loans in a timely manner and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest and when it remains current for at least six months, the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for credit losses. When doubt exists as to the collectability of a loan, any payments received are applied to reduce the amortized cost of the loan to the extent necessary to eliminate such doubt. For all loan portfolios, a charge-off occurs when the Company determines that a specific loan, or portion thereof, is uncollectible. This determination is made based on management's review of specific facts and circumstances of the individual loan, including the expected cash flows to repay the loan, the value of the collateral and the ability and willingness of any guarantors to perform.

Allowance for Credit Losses - Loans Held for Investment

The allowance for credit losses is established based upon the Company's current estimate of expected lifetime credit losses on loans measured at amortized cost. Loan losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. Subsequent recoveries, if any, are credited to the allowance. Under the CECL methodology, the Company estimates credit losses for financial assets on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The quantitative model utilizes a loss factor based approach to estimate expected credit losses, which are derived from internal historical and industry loss experience. The model estimates expected credit losses using loan level data over the estimated life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the historical long-run average. Management has determined a reasonable and supportable period of 12 months, and a reversion period of 12 months, to be appropriate for purposes of estimating expected credit losses. The qualitative risk factors impacting the expected risk of loss within the portfolio include the following:

•
Lending policies and procedures
•
Economic and business conditions
•
Nature and volume of loans
•
Changes in management
•
Changes in credit quality
•
Changes in loan review system
•
Changes to underlying collateral values
•
Concentrations of credit risk
•
Other external factors

Loans that do not share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that will be individually assessed, the Company will use either a discounted cash flow (“DCF”) approach or a fair value of collateral approach. The latter approach will be used for loans deemed to be collateral dependent or when foreclosure is probable. Accrued interest receivable amounts are excluded from balances of loans held at amortized cost and are included within accrued interest receivable in the consolidated balance sheets. Management has elected not to measure an allowance for credit losses on these amounts as the Company employs a timely write-off policy. Consistent with the Company's policy for nonaccrual loans, accrued interest receivable is typically written off when loans reach 90 days past due and are placed on nonaccrual status.

In the ordinary course of business, the Company enters into commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for credit losses. The reserve for unfunded lending commitments is included in other liabilities in the consolidated balance sheets.

Loans consisted of the following as of the dates indicated:

	At March 31,		At December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$380,395	38.8%	$355,381	39.8%
Multi-family	260,187	26.6%	241,951	27.1%
Commercial	192,523	19.6%	156,212	17.5%
Home equity lines of credit and loans	29,336	3.0%	27,783	3.1%
Construction	107,821	11.0%	107,317	12.0%
Other loans
Commercial loans	9,274	0.9%	4,266	0.5%
Consumer	233	0.0%	222	0.0%
	979,769		893,132
Less:
Net deferred loan fees	(284)		(258)
Allowance for credit losses	(8,257)		(7,200)
Total loans, net	$971,228		$885,674

Certain directors and executive officers of the Company and companies in which they have a significant ownership interest are also customers of the Bank. Total outstanding loan balances to such persons and their companies amounted to $927,000 and $943,000 as of March 31, 2023 and December 31, 2022, respectively. The following table sets forth the activity for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
	(In Thousands)

Beginning Balance	$943	$1,257
New Loans	—	—
Advances	—	100
Paydowns	(16)	(37)
Ending Balance	$927	$1,320

The carrying value of loans pledged to secure advances from the FHLBB were $527.3 million and $333.5 million as of March 31, 2023 and December 31, 2022, respectively.

The following table sets forth information regarding the allowance for credit losses as of and for the three months ended March 31, 2023:

	For the three months ended March 31, 2023
	(in thousands)
	Beginning Balance	Cumulative effect accounting adjustment(1)	Charge-offs	Recoveries	Provision (benefit)	Ending Balance(2)
Real estate loans:
One- to four-family residential	$1,703	$130	$-	$-	$128	$1,961
Multi-family	1,839	77	-	-	159	2,075
Commercial	1,797	145	-	-	388	2,330
Home equity lines of credit and loans	194	(20)	-	-	12	186
Construction	1,286	136	-	-	69	1,491
Other loans:
Commercial loans	60	34	-	-	119	213
Consumer	1	-	-	-	-	1
Unallocated	320	(320)	-	-	-	-
Total	$7,200	$182	$-	$-	$875	$8,257

(1)-Represents an adjustment needed to reflect the cumulative day one impact pursuant to the Company's adoption of Accounting Standards Update 2016-13. The adjustment represents a $182,000 increase to the allowance attributable to the change in accounting methodology for estimating the allowance for credit losses resulting from the Company's adoption of the standard.

(2)-Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $2.6 million as of March 31, 2023.

The following table sets forth information regarding the allowance for loan losses as of and for the three months ended March 31, 2022:

	For the three months ended March 31, 2022					As of March 31, 2022
	(in thousands)					(in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance	Allowance for loans individually evaluated for impairment	Allowance for loans collectively evaluated for impairment	Total allowance for loan losses	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total loans
Real estate loans:
One- to four-family residential	$1,271	$-	$-	$40	$1,311	$-	$1,311	$1,311	$641	$267,573	$268,214
Multi-family	417	-	-	46	463	-	463	463	-	65,258	65,258
Commercial	1,099	-	-	51	1,150	-	1,150	1,150	-	103,561	103,561
Home equity lines of credit and loans	185	-	-	6	191	-	191	191	99	26,527	26,626
Construction	855	-	-	16	871	-	871	871	-	71,302	71,302
Other loans:
Commercial loans	60	-	-	(10)	50	-	50	50	-	4,181	4,181
Consumer	2	-	-	(1)	1	-	1	1	-	355	355
Unallocated	347	-	-	(27)	320	-	320	320	-	-	-
Total	$4,236	$-	$-	$121	$4,357	$-	$4,357	$4,357	$740	$538,757	$539,497

The following tables show the age analysis of past due financing receivables as of the dates indicated:

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more and accruing
	(in Thousands)
As of March 31, 2023
Real estate loans:
Residential	$—	$112	$—	$112	$380,283	$380,395	$—
Multi-family	—	—	—	—	260,187	260,187	—
Commercial	—	—	—	—	192,523	192,523	—
Home equity lines of credit and loans	64	—	—	64	29,272	29,336	—
Construction	—	—	—	—	107,821	107,821	—

Other loans:
Commercial	—	—	—	—	9,274	9,274	—
Consumer	—	—	—	—	233	233	—
	$64	$112	$—	$176	$979,593	$979,769	$—

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more and accruing	Loans on Non-accrual
	(in Thousands)
As of December 31, 2022
Real estate loans:
Residential	$—	$—	$189	$189	$355,192	$355,381	$—	$656
Multi-family	—	—	—	—	241,951	241,951	—	—
Commercial	—	—	—	—	156,212	156,212	—	—
Home equity lines of credit and loans	—	—	—	—	27,783	27,783	—	—
Construction	—	—	—	—	107,317	107,317	—	—

Other loans:
Commercial	—	—	—	—	4,266	4,266	—	—
Consumer	—	—	—	—	222	222	—	—
	$—	$—	$189	$189	$892,943	$893,132	$—	$656

The following table shows information regarding nonaccrual loans as of the dates indicated:

Nonaccrual Balances
	As of March 31, 2023			Three Months Ended March 31, 2023	As of December 31, 2022
	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total	Interest Income Recognized	Total
(in Thousands)

Real estate loans:
Residential	$—	$112	$112	$—	$656
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity lines of credit and loans	—	—	—	—	—
Construction	—	—	—	—	—
Other loans:			—
Commercial	—	—	—	—	—
Total nonaccrual loans	$—	$112	$112	$—	$656

Information about loans that meet the definition of an impaired loan in Accounting Standards Codification (ASC) 310-10-35 is as follows as of and for the three months ended March 31, 2022:

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

For the three months ended March 31, 2023, the Company did not provide loan restructurings involving borrowers that are experiencing financial difficulty.

During the three months ended March 31, 2022, there were no loans that were modified in a troubled debt restructuring and there were no loans modified as TDR loans that subsequently defaulted within one year of the modification.

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial loans with aggregate potential outstanding balances of $500,000 or more, and all commercial real estate loans (including multi-family and construction loans as well as residential and home equity line of credit loans to commercial borrowers) with aggregate potential outstanding balances of $1.0 million or more. For all other loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and subsequently monitors these loans based on the borrower’s payment activity.

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of March 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
	2023	2022	2021	2020	2019	Prior
As of March 31, 2023	(Dollars in thousands)
One- to four-family residential
Pass	$1,650	$33,767	$16,900	$5,292	$4,349	$9,905	$—	$—	$71,863
Special Mention	—	—	—	—	—	464	—	—	464
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated	16,412	89,526	75,339	54,959	7,841	63,991	—	—	308,068
Total	$18,062	$123,293	$92,239	$60,251	$12,190	$74,360	$—	$—	$380,395

Multi-family
Pass	$26,204	$190,186	$20,691	$9,075	$—	$12,471	$1,560	$—	$260,187
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated	—	—	—	—	—	—	—	—	—
Total	$26,204	$190,186	$20,691	$9,075	$—	$12,471	$1,560	$—	$260,187

Commercial real estate
Pass	$34,123	$69,761	$24,551	$17,575	$4,175	$38,184	$4,154	$—	$192,523
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated	—	—	—	—	—	—	—	—	—
Total	$34,123	$69,761	$24,551	$17,575	$4,175	$38,184	$4,154	$—	$192,523

Home equity lines of credit and loans
Pass	$—	$—	$—	$—	$—	$—	$4,452	$—	$4,452
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated	—	38	14	—	72	49	24,165	546	24,884
Total	$—	$38	$14	$—	$72	$49	$28,617	$546	$29,336

Construction
Pass	$4,020	$59,023	$32,607	$4,509	$1,897	$2,988	$—	$—	$105,044
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated	—	2,777	—	—	—	—	—	—	2,777
Total	$4,020	$61,800	$32,607	$4,509	$1,897	$2,988	$—	$—	$107,821

Commercial loans
Pass	$4,760	$2,626	$581	$49	$108	$173	$977	$—	$9,274
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated	—	—	—	—	—	—	—	—	—
Total	$4,760	$2,626	$581	$49	$108	$173	$977	$—	$9,274

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated	10	45	51	—	—	78	49	—	233
Total	$10	$45	$51	$—	$—	$78	$49	$—	$233

Gross write-offs(1)	$—

1-Gross gross write off disclosures are made starting in the period of adoption and prospectively.

The following tables present the Bank’s loans by credit quality indicator as of December 31, 2022:

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

There were no consumer mortgage loans secured by residential real estate in the process of foreclosure as of March 31, 2023 or December 31, 2022.
NOTE 5 – EMPLOYEE BENEFITS

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

401(k) Plan

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

Total expense related to the 401(k) plan for the three months ended March 31, 2023 and 2022 amounted to $115,000 and $85,000, respectively.

Employee Incentive Plan

The Company provides an employee incentive plan which is approved annually by the Board of Directors, based on various factors. The employee incentive plan expense for the three months ended March 31, 2023 and 2022 amounted to $354,000 and $266,000, respectively.

Supplemental Executive Retirement Plan (SERP)

The Company formed a SERP for certain executive officers. The SERP provides nonfunded retirement benefits designed to supplement benefits available through the Bank’s other retirement plans for employees.

The (benefit)/expense for the three months ended March 31, 2023 and 2022 amounted to ($19,000) and $25,000, respectively.

Director Fee Continuation Plan (DFCP)

Effective January 1, 2017, the Company established a Director Fee Continuation Plan which provides supplemental retirement benefits for directors. Under the DFCP, individuals who are directors as of the effective date of the DFCP are 100% vested in their benefits. Individuals who become directors after the effective date shall be fully vested in their accounts after having served on the Board of Directors for twelve years. The expense for the three months ended March 31, 2023 and 2022 amounted to $22,000 and $32,000, respectively.

Supplemental Executive Retirement Agreement

On January 1, 2018, the Company entered into a supplemental executive retirement agreement with a named executive officer whereby the Company is obligated to provide post-retirement salary continuation benefits equal to 60% of the executive officer’s final average compensation, as defined. Benefits are 100% vested, commence upon retirement, and are payable based on a ten-year certain and life annuity. The liability for the Plan amounted to $3,111,000 and $3,081,000 as of March 31, 2023 and December 31, 2022, respectively. The expense recognized for the Plan for the three months ended March 31, 2023 and 2022 amounted to $30,000 and $187,000, respectively.

Executive Deferred Compensation Agreement

In 2021, the Company entered into a deferred compensation agreement with a named executive officer that allows the Company to make contributions to an account for the executive officer each year, as of January 1, based on the prior year’s performance and the Company intends the contribution will equal 10% of the executive officer’s salary and bonus. The Company may make other contributions to the deferred compensation plan, at its discretion, at other times during the year. The expense recognized under the deferred compensation plan for the three months ended March 31, 2023 and 2022 amounted to $18,000 and $11,000, respectively.

Deferred Compensation Plan for Directors

The Company maintains the Everett Co-operative Bank Deferred Compensation Plan for Directors (the “Director Deferred Compensation Plan”) to allow for certain tax planning opportunities and additional retirement income for directors of the Company. All non-employee directors are eligible to participate in the Director Deferred Compensation Plan. Under the Director Deferred Compensation Plan, directors may elect to defer the receipt of up to 100% of their director fees. Participants are always 100% vested in their deferred fees and any interest credited to those deferrals. Earnings are credited to a participant’s deferrals each year and are indexed to the highest certificate of deposit rate offered by the Bank. The liability for the Director Deferred Compensation Plan amounted to $576,000 and $592,000 as of March 31, 2023 and December 31, 2022, respectively.

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

Survivor Benefit Plan

The Company entered into Survivor Benefit Plan Participation Agreements with a group of employees whereby the Company is obligated to provide up to two years of recognized compensation, as defined, to the beneficiary if the participant dies while employed by the Company. There was no expense recorded during the three months ended March 31, 2023 and 2022.

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

Total compensation expense recognized in connection with the ESOP was $139,000 and $0 for the three months ended March 31, 2023 and 2022, respectively. The following table presents share information held by the ESOP:

	As of March 31, 2023	As of December 31, 2022
	(Dollars in thousands)

Allocated shares	36,701	36,701
Shares committed to be released	9,049	-
Unallocated shares	688,270	697,319
Total shares	734,020	734,020
Fair value of unallocated shares	$9,553	$11,192

NOTE 6 - FAIR VALUE MEASUREMENTS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2023 and December 31, 2022.

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

The Company’s individually assessed collateral dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using appraisals obtained from a third party, and are adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise, or changes in the market conditions from time of valuation. For Level 3 inputs, fair values are based upon management’s estimates of the value of the underlying collateral or the present value of the expected cash flows.

As of March 31, 2023 and December 31, 2022, the following summarizes assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
		Markets for	Observable	Inputs
		Identical Assets	Inputs	Level 3
		Level 1	Level 2

		(In Thousands)
March 31, 2023
Corporate bonds	$4,988	$—	$4,988	$—
				$—
Total available for-sale-securities	$4,988	$—	$4,988	$—

December 31, 2022
Corporate bonds	$5,001	$—	$5,001	$—

Total available for-sale-securities	$5,001	$—	$5,001	$—

Under certain circumstances, the Company makes adjustments to its assets and liabilities although they are not measured at fair value on an ongoing basis.

As of March 31, 2023 and December 31, 2022, the Bank had no assets or liabilities for which a nonrecurring change in fair value had been recorded.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. For March 31, 2023 and December 31, 2022, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

	March 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(In Thousands)
Financial assets:
Cash and cash equivalents	$67,342	$67,342	$67,342	$-	$-
Held-to-maturity securities	76,282	69,331	-	69,331	-
Federal Home Loan Bank stock	8,653	8,653	-	8,653	-
Loans, net	971,228	917,119	-	-	917,119
Accrued interest receivable	3,003	3,003	3,003	-	-
Bank-owned life insurance	14,165	14,165	-	14,165	-

Financial liabilities:
Deposits, other than certificates of deposit	$378,550	$378,550	$-	$378,550	$-
Certificates of deposit	395,896	389,110	-	389,110	-
Federal Home Loan Bank advances	208,000	206,674	-	206,674	-
Accrued interest payable	1,320	1,320	1,320	-	-

	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(In Thousands)
Financial assets:
Cash and cash equivalents	$62,050	$62,050	$62,050	$-	$-
Interest bearing time deposits	300	300	-	300	-
Held-to-maturity securities	77,591	69,707	-	69,707	-
Federal Home Loan Bank stock	7,293	7,293	-	7,293	-
Loans, net	885,674	841,271	-	-	841,271
Accrued interest receivable	2,632	2,632	2,632	-	-
Bank-owned life insurance	14,067	14,067	-	14,067	-

Financial liabilities:
Deposits, other than certificates of deposit	$398,302	$398,302	$-	$398,302	$-
Certificates of deposit	319,847	310,943	-	310,943	-
Federal Home Loan Bank advances	174,000	172,427	-	172,427	-
Accrued interest payable	736	736	736	-	-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of March 31, 2023 and December 31, 2022, the maximum potential amount of the Company’s obligation was $0 and $13,000, respectively, for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Amounts of financial instrument liabilities whose contract amounts represent off-balance sheet credit risk are as follows as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(In Thousands)
Commitments to originate loans	$30,276	$37,220
Commitments to purchase loans	-	6,653
Unadvanced funds on lines of credit	79,368	80,224
Unadvanced funds on construction loans	72,116	72,431
Letters of credit	-	13
	$181,760	$196,541

The Bank accrues for credit losses related to off-balance sheet financial instruments. Potential losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for loan losses, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $1,168,000 and $402,000 as of March 31, 2023 and December 31, 2022, respectively.

NOTE 8 – OTHER COMPREHENSIVE (LOSS) INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive (loss) income and related tax effects are as follows for the three months ended March 31 2023 and 2022:

	Three months ended
	March 31,
	2023	2022
	(In thousands)

Unrealized (losses) gains on securities:
Net unrealized holding (losses) gains on available-for-sale securities	$(16)	$20
Reclassification adjustment for realized gains in net income	—	—
	(16)	20
Income tax benefit (expense)	4	(5)
Net-of-tax amount	(12)	15
Other comprehensive (loss) income, net of tax	$(12)	$15

Accumulated other comprehensive income as of March 31, 2023 and December 31, 2022 consists of unrecognized benefit costs, net of taxes, and unrealized holding (losses) gains on securities available for sale, net of tax, as follows:

	As of March 31, 2023	As of December 31, 2022
	(In thousands)
Net unrealized holding (losses) gains on securities available-for-sale, net of tax	$(3)	$9
Unrecognized SERP costs, net of tax	149	149
Unrecognized director fee continuation plan costs, net of tax	91	91

Accumulated other comprehensive income	$237	$249

NOTE 9 – REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

Management believes, as of March 31, 2023, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2023, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of the dates indicated:

			Minimum For Capital		Minimum To Be Well
			Adequacy Purposes		Capitalized Under
			Plus Capital		Prompt Corrective
	Actual		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of March 31, 2023
Total Capital (to Risk Weighted Assets)	$140,127	15.33%	$95,981	10.50%	$91,410	10.00%
Tier 1 Capital (to Risk Weighted Assets)	130,702	14.30%	77,699	8.50%	73,128	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	130,702	14.30%	63,987	7.00%	59,417	6.50%
Tier 1 Capital (to Average Assets)	130,702	11.83%	44,207	4.00%	55,259	5.00%

As of December 31, 2022
Total Capital (to Risk Weighted Assets)	$138,023	16.40%	$88,386	10.50%	$84,177	10.00%
Tier 1 Capital (to Risk Weighted Assets)	130,421	15.49%	71,550	8.50%	67,342	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	130,421	15.49%	58,924	7.00%	54,715	6.50%
Tier 1 Capital (to Average Assets)	130,421	13.89%	37,562	4.00%	46,953	5.00%

NOTE 10 - EARNINGS PER SHARE ("EPS")

Basic EPS represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. There were no securities that had a dilutive effect during the three months ended March 31, 2023, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Earnings per share data is not applicable for the three months ended March 31, 2022 as the Company had no shares outstanding.

Three months ended
March 31, 2023
(In Thousands, except per share data)
Net income applicable to common shares	$901

Average number of common shares outstanding	9,175,247
Less: Average unallocated ESOP shares	(694,205)
Average number of common shares outstanding used to calculate basic earnings per common share	8,481,042
Common stock equivalents	-
Average number of common shares outstanding used to calculate diluted earnings per common share	8,481,042
Earnings per common share
Basic	$0.11
Diluted	$0.11

NOTE 11 - SUBSEQUENT EVENTS

Management has reviewed events occurring through May 12, 2023, the date the unaudited consolidated financial statements were issued and determined that no subsequent events occurred requiring adjustment to or disclosure in these unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2023 and 2022 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in ECB Bancorp, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2023.

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

Allowance for Credit Losses

The Company estimates the allowance for credit losses in accordance with the CECL methodology for loans measured at amortized cost. The allowance for credit losses is established based upon the Company's current estimate of expected lifetime credit losses. Arriving at an appropriate amount of allowance for credit losses involves a high degree of judgment.

The Company estimates credit losses on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. Management's judgement is required for the selection and application of these factors which are derived from historical loss experience as well as assumptions surrounding expected future losses and economic forecasts.

Loans that no longer share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that are individually assessed, the Company uses either a discounted cash flow (“DCF”) approach or a fair value of collateral approach. The latter approach is used for loans deemed to be collateral dependent or when foreclosure is probable. Changes in these judgements and assumptions could be due to a number of circumstances which may have a direct impact on the provision for loan losses and may result in changes to the amount of allowance. The allowance for credit losses is increased by the provision for credit losses and by recoveries of loans previously charged off. Loan losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan.

Income Taxes

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

Securities Valuation

We classify our investments in debt securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from one or more third-party services. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows.

For any debt security with a fair value less than its amortized cost basis, we will determine whether we have the intent to sell the debt security or whether it is more likely than not we will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment charge to earnings. For all other debt securities that don't meet either condition and that have expected credit losses, the credit loss will be recognized in earnings. Any non-credit related loss impairment related to all other factors will be recorded in other comprehensive income (loss). Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Total Assets. Total assets increased $92.4 million, or 8.7%, to $1.16 billion at March 31, 2023 from $1.06 billion at December 31, 2022. The increase was primarily the result of increases in loans and cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $5.3 million, or 8.5%, to $67.3 million at March 31, 2023 from $62.1 million at December 31, 2022. Cash levels have increased primarily due to increases in deposits and borrowings that were greater than our loan growth as we are focused on maintaining prudent levels of balance sheet liquidity.

Loans. Net loans increased $85.6 million, or 9.7%, to $971.2 million at March 31, 2023 from $885.7 million at December 31, 2022. The largest increases in our loan portfolio were in commercial real estate, one- to four-family residential, multi-family, and commercial loans. Commercial real estate loans increased $36.3 million, or 23.2%, from December 31, 2022 to March 31, 2023. One- to four-family residential real estate loans increased $25.0 million, or 7.0%, from December 31, 2022 to March 31, 2023. Multi-family real estate loans increased $18.2 million, or 7.5%, from December 31, 2022 to March 31, 2023. Commercial loans increased $5.0 million, or 117.4%, from December 31, 2022 to March 31, 2023.

Bank-owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Bank-owned life insurance increased $98,000, or 0.7%, to $14.2 million at March 31, 2023 from $14.1 million at December 31, 2022. The increase was due to an increase of $98,000 in the cash surrender value of our bank-owned life insurance portfolio during the three months ended March 31, 2023.

Deposits. Deposits increased $56.3 million, or 7.8%, to $774.4 million at March 31, 2023 from $718.1 million at December 31, 2022. This increase was primarily the result of an increase in certificates of deposit of $76.0 million, or 23.8% and an increase in savings accounts of $24.6 million, or 16.6%. Partially offsetting these increases was a decrease in money market accounts of $37.8 million, or 27.8%. Core deposits (defined as all deposits other than certificates of deposit), decreased $19.8 million, or 5.0%, to $378.6 million at March 31, 2023 from $398.3 million at December 31, 2022. At March 31, 2023 and December 31, 2022, we had $112.7 million and $100.8 million of brokered deposits, respectively.

Federal Home Loan Bank Advances. Advances from the Federal Home Loan Bank increased $34.0 million, or 19.5%, to $208.0 million at March 31, 2023 from $174.0 million at December 31, 2022. The increase in advances was utilized to support loan growth and for liquidity.

Shareholders' Equity. Total shareholders' equity increased $351,000, or 0.2%, to $163.1 million at March 31, 2023 from $162.7 million at December 31, 2022. The increase was primarily due to net income of $901,000 for the three months ended March 31, 2023 partially offset by a $677,000 reduction in retained earnings related to the adoption of CECL.

Comparison of Operating Results for the Three Months Ended March 31, 2023 and March 31, 2022

Net Income. We recorded net income of $901,000 for the three months ended March 31, 2023, compared to net income of $1.4 million for the three months ended March 31, 2022. The decrease in net income during the three months ended March 31, 2023 was driven by a $1.3 million increase in noninterest expense, partially offset by an increase of $688,000 in net interest and dividend income after the provision for credit losses.

Interest and Dividend Income. Interest and dividend income increased $6.5 million, or 115.0%, to $12.1 million for the three months ended March 31, 2023 from $5.6 million for the three months ended March 31, 2022, This increase was due to a $5.7 million increase in interest and fees on loans, a $229,000 increase in interest and dividends on investment securities and a $559,000 increase in other interest income. The increase in interest and fees on loans was driven by an increase of $415.8 million in the average balance of the loan portfolio to $942.9 million for the three months ended March 31, 2023 from $527.1 million for the three months ended March 31, 2022, as well as an increase in the average yield of 65 basis points to 4.70% during the three months ended March 31, 2023 from 4.05% during the three months ended March 31, 2022. The yield for the three months ended March 31, 2023 benefited from new loans with higher rates as well as adjustable rate loans repricing higher. The increase in interest and dividend income on investment securities was driven by an increase in the yield on securities of 83 basis points to 2.48% during the three months ended March 31, 2023 from 1.65% during the three months ended March 31, 2022, as well as an increase of $10.0 million in the average balance of the investment security portfolio to $82.1 million for the three months ended March 31, 2023 from $72.0 million for the three months ended March 31, 2022. The increase in other interest income resulted primarily from an increase in the yield on short term investments of 446 basis points to 4.61% during the three months ended March 31, 2023 from 0.15% during the three months ended March 31, 2022, as well as an increase of $7.4 million in the average balance of short term investments to $50.5 million for the three months ended March 31, 2023 from $43.1 million for the three months ended March 31, 2022. The increase in yield was driven by increases in the rate paid on reserves at the Federal Reserve Bank.

Average interest-earning assets increased $433.4 million, to $1.08 billion for the three months ended March 31, 2023 from $642.3 million for the three months ended March 31, 2022. The yield on interest earning-assets increased 101 basis points to 4.53% for the three months ended March 31, 2023 from 3.52% for the three months ended March 31, 2022.

Interest Expense. Total interest expense increased $5.0 million, or 725.5%, to $5.7 million for the three months ended March 31, 2023 from $690,000 for the three months ended March 31, 2022. Interest expense on deposit accounts increased $3.3 million, or 493.5%, to $3.9 million for the three months ended March 31, 2023 from $660,000 for the three months ended March 31, 2022, primarily due to an increase in the cost of interest bearing deposits of 186 basis points to 2.40% for the three months ended March 31, 2023 from 0.54% for the three months ended March 31, 2022 and an increase in the average balance of interest-bearing deposits of $168.4 million, or 34.2%, to $660.8 million for the three months ended March 31, 2023 from $492.4 million for the three months ended March 31, 2022. Interest expense on FHLB advances increased $1.7 million, or 5,830.0%, to $1.8 million for the three months ended March 31, 2023 from $30,000 for the three months ended March 31, 2022, primarily due to an increase in the average balance of FHLB advances of $179.0 million, or 1,935.5%, to $188.2 million for the three months ended March 31, 2023 from $9.2 million for the three months ended March 31, 2022 as we increased advances to fund loan growth and for liquidity management.

Net Interest and Dividend Income. Net interest and dividend income increased $1.4 million, or 29.4%, to $6.4 million for the three months ended March 31, 2023 from $4.9 million for the three months ended March 31, 2022, primarily due to a $226.7 million increase in the average balance of net interest-earning assets during the three months ended March 31, 2023, partially offset by a decrease in the net interest rate spread of 115 basis points to 1.81% for the three months ended March 31, 2023 from 2.96% for the three months ended March 31, 2022. The decrease in the net interest rate spread was due to an increase in the cost of interest-bearing liabilities that exceeded the increase in the yield on interest-earning assets resulting primarily from the increase in rates from the Federal Reserve that directly impact our funding costs. The net interest margin decreased by 70 basis points to 2.38% for the three months ended March 31, 2023 from 3.08% for the three months ended March 31, 2022. The decrease in our net interest margin was less than the decrease in our net interest rate spread largely due to the interest-earning asset growth that was funded with the zero cost capital that was raised in the stock offering.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, a provision of $879,000 was recorded for the three months ended March 31, 2023, compared to a provision of $121,000 for the three months ended March 31, 2022. The $758,000, or 626.4%, increase in the provision was primarily due to loan portfolio growth.

Noninterest Income. Noninterest income decreased $22,000, or 8.8%, to $229,000 for the three months ended March 31, 2023 from $251,000 for the three months ended March 31, 2022. The decrease resulted primarily from a decrease in net gains on sales of loans of $45,000. The table below sets forth our noninterest income for three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Customer service fees	$119	$100	$19	19.0%
Income from bank-owned life insurance	98	101	(3)	(3.0)
Net gain on sales of loans	-	45	(45)	(100.0)
Other	12	5	7	140.0
Total noninterest income	$229	$251	$(22)	(8.8)%

Noninterest Expense. Noninterest expense increased $1.3 million, or 41.7%, to $4.5 million for the three months ended March 31, 2023 from $3.2 million for the three months ended March 31, 2022, mainly driven by increases in salaries and employee benefits and professional fees. Salaries and employee benefit expenses increased $898,000, or 45.2%, in the 2023 quarter resulting primarily from additional employees and normal salary increases and $139,000 in Employee Stock Ownership Plan expense recognized during the three months ended March 31, 2023. There were no expenses related to the ESOP during the three months ended March 31, 2022. In addition, during the three months ended March 31, 2022, we recorded a benefit of $341,000 to reflect a reduction in the liability related to the pending withdrawal from the defined benefit plan. The reduction was primarily driven by increases in interest rates since December 31, 2021, which caused defined benefit plan discount rates to rise. Professional fees in the 2023 quarter increased $193,000, or 112.9% as compared to the 2022 quarter largely due to becoming a public company. FDIC assessments increased $80,000, or 177.8%. This increase was primarily due to asset growth.

The table below sets forth our noninterest expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,885	$1,987	$898	45.2%
Director Compensation	119	108	11	10.2
Occupancy and equipment	219	180	39	21.7
Data processing	203	165	38	23.0
Computer software and licensing fees	41	45	(4)	(8.9)
Advertising and promotions	168	138	30	21.7
Professional fees	364	171	193	112.9
FDIC Assessment	125	45	80	177.8
Other expense	372	333	39	11.7
Total noninterest expense	$4,496	$3,172	$1,324	41.7%

Income Tax Expense. Income tax expense decreased $176,000, or 35.6%, to $319,000 for the three months ended March 31, 2023 from an expense of $495,000 for the three months ended March 31, 2022. The effective tax rate was 26.1% and 26.4% for the three months ended March 31, 2023 and 2022, respectively.

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

	For the Three Months Ended March 31,
	2023			2022
	Average Outstanding Balance	Interest	Yield/ Rate(5)	Average Outstanding Balance	Interest	Yield/ Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$942,904	$10,927	4.70%	$527,129	$5,263	4.05%
Securities (1)	82,062	501	2.48	72,035	294	1.65
Short term investments	50,507	575	4.61	43,126	15	0.15
Interest bearing time deposits	253	1	0.70	50	1	0.71
Total interest-earning assets	1,075,726	12,004	4.53%	642,340	5,573	3.52%
Non-interest-earning assets	30,287			26,166
Total assets	$1,106,013			$668,506

Interest-bearing liabilities:
Regular savings accounts	166,666	954	2.32%	51,065	6	0.05%
Checking accounts	23,683	4	0.07	27,193	10	0.15
Money market accounts	112,902	430	1.54	187,224	131	0.28
Certificates of deposit	357,547	2,529	2.87	226,925	513	0.92
Total interest-bearing deposits	660,798	3,917	2.40	492,407	660	0.54
Federal Home Loan Bank advances	188,200	1,779	3.83	9,246	30	1.32
Total interest-bearing liabilities	848,998	5,696	2.72%	501,653	690	0.56%
Non-interest-bearing demand deposits	84,063			80,807
Non-interest-bearing liabilities	9,894			8,064
Total liabilities	942,955			590,524
Shareholders' Equity	163,058			77,982
Total liabilities and shareholders' equity	$1,106,013			$668,506

Net interest income		$6,308			$4,883
Net interest rate spread (2)			1.81%			2.96%
Net interest-earning assets (3)	$226,728			$140,687
Net interest margin (4)			2.38%			3.08%

Average interest-earning assets to interest- bearing liabilities			126.71%			128.04%

(1) Excludes interest and dividends on cost method investments of $58,000 and $37,000 for the three months ended March 31, 2023 and 2022, respectively.

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

	Three Months Ended March 31, 2023 vs. 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$4,705	$959	$5,664
Securities	45	162	207
Short term investments	3	557	560
Total interest-earning assets	$4,753	$1,678	$6,431

Interest-bearing liabilities:
Interest-bearing demand deposits	$(1)	$(5)	$(6)
Regular savings and other deposits	43	905	948
Money market deposits	(71)	370	299
Certificates of deposit	429	1,587	2,016
Total deposits	400	2,857	3,257
Advances from the Federal Home Loan Bank	1,592	157	1,749
Total interest-bearing liabilities	$1,992	$3,014	$5,006

Change in net interest income	$2,761	$(1,336)	$1,425

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Boston and the Atlantic Community Bankers Bank. At March 31, 2023, we had outstanding advances of $208.0 million from the Federal Home Loan Bank. At March 31, 2023, we had unused borrowing capacity of $209.4 million with the Federal Home Loan Bank and $10.0 million with the Atlantic Community Bankers Bank.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.

At March 31, 2023, we had $30.3 million in loan commitments outstanding. In addition to commitments to originate loans, we had $79.4 million in unused lines of credit to borrowers and $72.1 million in unadvanced construction loans.

Non brokered certificates of deposit due within one year of March 31, 2023 totaled $136.7 million, or 17.7%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2024, or on our savings and money market accounts.

We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of March 31, 2023.

Our primary investing activity is originating loans. During the three months ended March 31, 2023 and the year ended December 31, 2022, we originated and purchased $109.6 million and $557.5 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, and to a lesser extent, both FHLB advances and brokered deposits. We experienced net increases in deposits of $56.3 million and $146.4 million for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, the level of brokered time deposits was $112.7 million and $100.8 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors.

For additional information, see the consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

We are committed to maintaining a strong liquidity position. We continuously monitor our liquidity position and adjustments are made to the balance between sources and uses of funds as deemed appropriate by management. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding planning process, which provides the basis for the identification of our liquidity needs. We anticipate that we will have sufficient funds to meet our current funding commitments. In addition, based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2023, Everett Co-operative Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 9 of the notes to consolidated financial statements.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ECB BANCORP, INC.

Date: May 12, 2023	/s/Richard J. O'Neil, Jr.
Richard J. O’Neil, Jr.
President and Chief Executive Officer

Date: May 12, 2023	/s/John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer