Form 10-Q
period 2023-06-30
ECB Bancorp, Inc. /MD/
filed 2023-08-11
CIK 1914605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, 9,175,247 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

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

Part I. – Financial Information

Item 1. Financial Statements

ECB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2023 (unaudited) and December 31, 2022

(in thousands except share data)

	June 30, 2023	December 31, 2022

ASSETS
Cash and due from banks	$3,148	$3,123
Short-term investments	76,718	58,927
Total cash and cash equivalents	79,866	62,050
Interest-bearing time deposits	—	300
Investments in available-for-sale securities (at fair value)	5,007	5,001
Investments in held-to-maturity securities, at cost (fair values of $69,663 at June 30, 2023 and $69,707 at December 31, 2022)	77,255	77,591
Loans, net of allowance for credit losses of $8,470 as of June 30, 2023 (unaudited) and $7,200 as of December 31, 2022	996,699	885,674
Federal Home Loan Bank stock, at cost	9,892	7,293
Premises and equipment, net	3,657	3,698
Accrued interest receivable	3,038	2,632
Deferred tax asset, net	4,659	4,344
Bank-owned life insurance	14,264	14,067
Other assets	3,133	1,812
Total assets	$1,197,470	$1,064,462

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$87,030	$84,903
Interest-bearing	699,937	633,246
Total deposits	786,967	718,149
Federal Home Loan Bank advances	234,000	174,000
Other liabilities	11,874	9,583
Total liabilities	1,032,841	901,732

Shareholders' Equity:
Preferred Stock, par value $0.01; Authorized: 1,000,000 shares; Issued and outstanding: 0 shares; and 0 shares, respectively	—	—
Common Stock, par value $0.01; Authorized: 30,000,000 shares; Issued and outstanding: 9,175,247 shares and 9,175,247 shares, respectively	92	92
Additional paid-in capital	89,355	89,286
Retained earnings	81,725	80,076
Accumulated other comprehensive income	248	249
Unallocated common shares held by the Employee Stock Ownership Plan	(6,791)	(6,973)
Total shareholders' equity	164,629	162,730
Total liabilities and shareholders' equity	$1,197,470	$1,064,462

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(unaudited)

(in thousands except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest and dividend income:
Interest and fees on loans	$12,122	$5,678	$23,049	$10,941
Interest and dividends on securities	667	330	1,227	662
Other interest income	862	88	1,437	104
Total interest and dividend income	13,651	6,096	25,713	11,707
Interest expense:
Interest on deposits	5,055	647	8,973	1,307
Interest on Federal Home Loan Bank advances	2,197	83	3,975	113
Total interest expense	7,252	730	12,948	1,420
Net interest and dividend income	6,399	5,366	12,765	10,287
Provision for credit losses	-	754	879	875
Net interest and dividend income after provision for credit losses	6,399	4,612	11,886	9,412
Noninterest income:
Customer service fees	128	112	248	212
Income from bank-owned life insurance	99	539	197	640
Net gain on sales of loans	5	23	5	68
Other income	8	16	20	21
Total noninterest income	240	690	470	941
Noninterest expense:
Salaries and employee benefits	2,823	2,293	5,709	4,280
Director compensation	119	109	240	217
Occupancy and equipment expense	265	198	484	378
Data processing	256	166	459	331
Advertising and promotions	208	138	376	275
Professional fees	295	213	658	384
Federal Deposit Insurance Corporation deposit insurance	282	64	407	109
Other expense	463	400	874	780
Total noninterest expense	4,711	3,581	9,207	6,754
Income before income tax expense	1,928	1,721	3,149	3,599
Income tax expense	503	325	823	820
Net income	$1,425	$1,396	$2,326	$2,779
Share data:
Weighted average shares outstanding, basic	8,490,128	N/A	8,485,610	N/A
Weighted average shares outstanding, diluted	8,490,128	N/A	8,485,610	N/A
Basic earnings per share	$0.17	N/A	$0.27	N/A
Diluted earnings per share	$0.17	N/A	$0.27	N/A

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income	$1,425	$1,396	$2,326	$2,779
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on securities available-for-sale	11	(34)	(1)	(19)

Other comprehensive income (loss), net of tax	11	(34)	(1)	(19)

Comprehensive income	$1,436	$1,362	$2,325	$2,760

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Statements of Changes in Shareholders' Equity

(unaudited)

(in thousands except share data)

	Three months ended
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Unallocated Common Stock Held by ESOP	Total
Balance at March 31, 2022	-	$-	$-	$78,739	$(68)	$-	$78,671
Net Income	-	-	-	1,396	-	-	1,396
Other comprehensive loss, net of tax	-	-	-	-	(34)	-	(34)
Balance at June 30, 2022	-	$-	$-	$80,135	$(102)	$-	$80,033

Balance at March 31, 2023	9,175,247	$92	$89,335	$80,300	$237	$(6,883)	$163,081
Net income	-	-	-	1,425	-	-	1,425
Other comprehensive income, net of tax	-	-	-	-	11	-	11
ESOP shares committed to be released (9,150 shares)	-	-	20	-	-	92	112
Balance at June 30, 2023	9,175,247	$92	$89,355	$81,725	$248	$(6,791)	$164,629

	Six months ended
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Unallocated Common Stock Held by ESOP	Total
Balance at December 31, 2021	-	$-	$-	$77,356	$(83)	$-	$77,273
Net income	-	-	-	2,779	-	-	2,779
Other comprehensive loss, net of tax	-	-	-	-	(19)	-	(19)
Balance at June 30, 2022	-	$-	$-	$80,135	$(102)	$-	$80,033

Balance at December 31, 2022	9,175,247	$92	$89,286	$80,076	$249	$(6,973)	$162,730
Cumulative Effect Accounting Adjustment for ASU 2016-13 Adoption	-	-	-	(677)	-	-	(677)
Net income	-	-	-	2,326	-	-	2,326
Other comprehensive loss, net of tax	-	-	-	-	(1)	-	(1)
ESOP shares committed to be released (18,200 shares)	-	-	69	-	-	182	251
Balance at June 30, 2023	9,175,247	$92	$89,355	$81,725	$248	$(6,791)	$164,629

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$2,326	$2,779
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	24	109
Provision for loan losses	1,088	875
Change in deferred loan costs/fees	2	(86)
Gain on sales of loans, net	(5)	(68)
Proceeds from sales of loans	351	3,643
Loans originated for sale, net	(346)	(2,274)
Depreciation and amortization expense	140	145
Increase in accrued interest receivable	(406)	(244)
Increase in accrued interest payable	1,146	24
Increase in bank-owned life insurance	(197)	(200)
Gain from life insurance policy death benefit	—	(440)
Deferred income tax (benefit) expense	(49)	120
ESOP expense	251	—
Increase in other assets	(1,321)	(1,323)
Increase (decrease) in other liabilities	384	(1,430)
Net cash provided by operating activities	3,388	1,630

Cash flows from investing activities:
Purchases of held-to-maturity securities	(2,437)	(9,804)
Proceeds from paydowns and maturities of held-to-maturity securities	2,742	5,590
Purchase of interest-bearing time deposits	—	(300)
Proceeds from maturities of interest bearing time deposits	300	—
Purchase of Federal Home Loan Bank Stock	(3,204)	(1,577)
Redemption of Federal Home Loan Bank Stock	605	1,065
Loan originations and principal collections, net	(105,080)	(107,629)
Purchase of loans	(7,217)	—
Capital expenditures	(99)	(119)
Net cash used in investing activities	(114,390)	(112,774)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW and savings accounts	(20,160)	93,517
Net increase (decrease) in time deposits	88,978	(1,824)
Proceeds from long-term Federal Home Loan Bank advances	135,000	—
Repayments of long-term Federal Home Loan Bank advances	(20,000)	—
Net change in short-term Federal Home Loan Bank advances	(55,000)	21,475
Net cash provided by financing activities	128,818	113,168

Net increase in cash and cash equivalents	17,816	2,024
Cash and cash equivalents at beginning of year	62,050	52,975
Cash and cash equivalents at end of period	$79,866	$54,999

Supplemental disclosures:
Interest paid	$11,802	$1,396
Income taxes paid	1,524	1,003
Noncash activities:
Transfer of bank-owned life insurance to other assets	—	905
Accrued deferred offering costs	—	940
Effect of the adoption of ASU 2016-13
Allowance for credit losses	182	—
Deferred income taxes	266	—
Other liabilities	761	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 - CONVERSION

On March 9, 2022, the Board of Directors of Everett Co-operative Bank ("the Bank") adopted a Plan of Conversion under which the Bank would convert from a Massachusetts mutual co-operative bank into a Massachusetts stock co-operative bank and become the wholly owned subsidiary of a newly chartered stock holding company, ECB Bancorp, Inc. (the “Holding Company”). The Plan of Conversion received all of the approvals of various regulatory agencies and the Plan of Conversion was approved by the required vote of more than two-thirds of the Bank’s depositors present and voting at a special meeting of depositors held on May 5, 2022. The Bank’s mutual to stock conversion and the Company’s stock offering were consummated on July 27, 2022. In the offering, the Company sold 8,915,247 shares of common stock at a per share price of $10.00 for gross offering proceeds of $89.2 million. Additionally, the Company contributed 260,000 shares and $600,000 in cash to the Everett Co-operative Bank Charitable Foundation (the “Foundation”).

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2023 and the results of operations and cash flows for the interim periods ended June 30, 2023 and 2022. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 and accompanying notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

	Financial Statement Impact of Adoption
	Balance	Transition	Balance
	12/31/2022	Adjustment	1/1/2023
	(In Thousands)

Assets:
Allowance for credit losses on loans	$7,200	$182	$7,382
Deferred tax asset, net	4,344	266	4,610

Liabilities
Allowance for credit losses on off balance sheet credit exposures	$402	$761	$1,163

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

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The following table summarizes the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Held-to-maturity:	Cost	Gains	Losses	Losses	Value
		(In Thousands)
June 30, 2023
Debt securities issued by U.S. government-sponsored enterprises	$11,217	$—	$(560)	$—	$10,657
Mortgage-backed securities	49,099	2	(5,932)	—	43,169
Corporate bonds	11,594	—	(1,025)	—	10,569
U.S. Treasury securities	5,345	—	(77)	—	5,268
Total held-to-maturity securities	$77,255	$2	$(7,594)	$—	$69,663

December 31, 2022
Debt securities issued by U.S. government-sponsored enterprises	$11,213	$6	$(578)	$—	$10,641
Mortgage-backed securities	51,864	3	(6,181)	—	45,686
Corporate bonds	11,612	—	(1,041)	—	10,571
U.S. Treasury securities	2,902	—	(93)	—	2,809
Total held-to-maturity securities	$77,591	$9	$(7,893)	$—	$69,707

Substantially all held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three and six months ended June 30, 2023. The Company's investments in corporate bonds are deemed “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery. The Company does not expect to suffer a credit loss as of June 30, 2023. Excluded from the table above is accrued interest on held to maturity securities of $261,000 and $267,000 at June 30, 2023 and December 31, 2022, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities for the three and six months ended June 30, 2023. No securities held by the Company were delinquent on contractual payments at June 30, 2023, nor were any securities placed on non-accrual status for the three and six months then ended.

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Available-for-sale	Cost	Gains	Losses	Losses	Value
		(In Thousands)
June 30, 2023
Debt securities
Corporate bonds	$4,999	$8	$—	$—	$5,007
Total available-for-sale securities	$4,999	$8	$—	$—	$5,007
December 31, 2022
Debt securities
Corporate bonds	$4,991	$10	$—	$—	$5,001
Total available-for-sale securities	$4,991	$10	$—	$—	$5,001

The Company did not record a provision for estimated credit losses on any available for sale securities for the three and six months ended June 30, 2023. Excluded from the table above is accrued interest on available for sale securities of $54,000 and $49,000 at June 30, 2023 and December 21, 2022, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities for the three and six months ended June 30, 2023. No securities held by the Company were delinquent on contractual payments at June 30, 2023, nor were any securities placed on non-accrual status for the three and six months then ended.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available for sale and held to maturity securities as of June 30, 2023 is presented below:

	Available-
	for-sale	Held-to-maturity
	Fair	Amortized	Fair
	Value	Cost	Value
	(In Thousands)
Within 1 year	$5,007	$6,350	$6,267
After 1 year through 5 years	—	23,700	22,324
After 5 years through 10 years	—	3,233	2,830
After 10 years	—	43,972	38,242
Total	$5,007	$77,255	$69,663

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of securities during the three and six months ended June 30, 2023 and 2022.

The carrying value of securities pledged to secure advances from the Federal Home Loan Bank of Boston (“FHLBB”) was $65.7 million and $63.0 million as of June 30, 2023 and December 31, 2022, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows as of June 30, 2023 and December 31, 2022:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In Thousands)
June 30, 2023
Held to Maturity:
Debt securities issued by U.S. government-sponsored enterprises	$4,576	$(55)	$6,081	$(505)	$10,657	$(560)
Mortgage-backed securities	8,347	(145)	34,661	(5,787)	43,008	(5,932)
Corporate bonds	-	-	10,569	(1,025)	10,569	(1,025)
U.S. Treasury securities	2,443	(1)	2,825	(76)	5,268	(77)
Total temporarily impaired securities	$15,366	$(201)	$54,136	$(7,393)	$69,502	$(7,594)

December 31, 2022
Held to Maturity:
Debt securities issued by U.S. government-sponsored enterprises	$2,847	$(40)	$5,046	$(538)	$7,893	$(578)
Mortgage-backed securities	20,795	(1,294)	24,710	(4,887)	45,505	(6,181)
Corporate bonds	10,571	(1,041)	-	-	10,571	(1,041)
U.S. Treasury securities	2,809	(93)	-	-	2,809	(93)
Total temporarily impaired securities	$37,022	$(2,468)	$29,756	$(5,425)	$66,778	$(7,893)

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At June 30, 2023, five debt securities issued by U.S. government-sponsored enterprises, fifty-one mortgage backed securities, seven corporate bonds and two U.S. treasury securities had unrealized losses with aggregate depreciation of 5.0%, 12.1%, 8.8% and 1.5%, respectively, from the Company’s amortized cost basis. These unrealized losses relate to changes in market interest rates since acquiring the securities. As management has the intent and ability to hold debt securities until maturity or cost recovery, no allowance for credit losses on securities is deemed necessary as of June 30, 2023.

NOTE 4 – LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

Loans

Loans that the Company has the intent and ability to hold until maturity or payoff are carried at amortized cost (net of the allowance for credit losses). Amortized cost is the principal amount outstanding, adjusted by partial charge-offs and net of deferred loan costs or fees. For originated loans, loan fees and certain direct origination costs are deferred and amortized into interest income over the contractual life of the loan using the level-yield method. When a loan is paid off, the unamortized portion is recognized in interest income. Interest income on loans is accrued based upon the daily principal amount outstanding except for loans on nonaccrual status. As a general rule, loans more than 90 days past due with respect to principal or interest are classified as nonaccrual loans, or sooner if management considers such action to be prudent. However, loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. Income accruals are suspended on all nonaccrual loans in a timely manner and all previously accrued and uncollected interest is reversed against current income. A loan can be returned to accrual status when collectibility of principal and interest is reasonably assured and the loan has performed for a period of time, generally six months. When doubt exists as to the collectability of a loan, any payments received are applied to reduce the amortized cost of the loan to the extent necessary to eliminate such doubt. For all loan portfolios, a charge-off occurs when the Company determines that a specific loan, or portion thereof, is uncollectible. This determination is made based on management's review of specific facts and circumstances of the individual loan, including the expected cash flows to repay the loan, the value of the collateral and the ability and willingness of any guarantors to perform.

Allowance for Credit Losses - Loans Held for Investment

The allowance for credit losses is established based upon the Company's current estimate of expected lifetime credit losses on loans measured at amortized cost. Credit losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. Subsequent recoveries, if any, are credited to the allowance. Under the CECL methodology, the Company estimates credit losses for financial assets on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The quantitative model utilizes a loss factor based approach to estimate expected credit losses, which are derived from internal historical and industry loss experience. The model estimates expected credit losses using loan level data over the estimated life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the historical long-run average. Management has determined a reasonable and supportable period of 12 months, and a reversion period of 12 months, to be appropriate for purposes of estimating expected credit losses. The qualitative risk factors impacting the expected risk of loss within the portfolio include the following:

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

Loans consisted of the following as of the dates indicated:

	At June 30,		At December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$386,198	38.4%	$355,381	39.8%
Multi-family	271,621	27.0%	241,951	27.1%
Commercial	195,656	19.5%	156,212	17.5%
Home equity lines of credit and loans	32,725	3.3%	27,783	3.1%
Construction	109,524	10.9%	107,317	12.0%
Other loans:
Commercial loans	9,445	0.9%	4,266	0.5%
Consumer	260	0.0%	222	0.0%
	1,005,429	100.0%	893,132	100.0%
Less:
Net deferred loan fees	(260)		(258)
Allowance for credit losses	(8,470)		(7,200)
Total loans, net	$996,699		$885,674

Certain directors and executive officers of the Company and companies in which they have a significant ownership interest are also customers of the Bank. Total outstanding loan balances to such persons and their companies amounted to $909,000 and $943,000 as of June 30, 2023 and December 31, 2022, respectively. The following table sets forth the activity for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)

Beginning Balance	$927	$1,320	$943	$1,257
New Loans	—	—	—	-
Advances	—	200	—	300
Paydowns	(18)	(297)	(34)	(334)
Ending Balance	$909	$1,223	$909	$1,223

The carrying value of loans pledged to secure advances from the FHLBB were $561.7 million and $333.5 million as of June 30, 2023 and December 31, 2022, respectively.

The following tables set forth information regarding the allowance for credit losses as of and for the three and six months ended June 30, 2023:

	For the three months ended June 30, 2023
	(in thousands)
	Beginning Balance	Cumulative effect accounting adjustment	Charge-offs	Recoveries	Provision	Ending Balance(2)
Real estate loans:
One- to four-family residential	$1,961	$-	$-	$-	$19	$1,980
Multi-family	2,075	-	-	-	75	2,150
Commercial	2,330	-	-	-	18	2,348
Home equity lines of credit and loans	186	-	-	-	17	203
Construction	1,491	-	-	-	79	1,570
Other loans:
Commercial loans	213	-	-	-	5	218
Consumer	1	-	-	-	-	1
Total	$8,257	$-	$-	$-	$213	$8,470

	For the six months ended June 30, 2023
	(in thousands)
	Beginning Balance	Cumulative effect accounting adjustment(1)	Charge-offs	Recoveries	Provision	Ending Balance(2)
Real estate loans:
One- to four-family residential	$1,703	$130	$-	$-	$147	$1,980
Multi-family	1,839	77	-	-	234	2,150
Commercial	1,797	145	-	-	406	2,348
Home equity lines of credit and loans	194	(20)	-	-	29	203
Construction	1,286	136	-	-	148	1,570
Other loans:
Commercial loans	60	34	-	-	124	218
Consumer	1	-	-	-	-	1
Unallocated	320	(320)	-	-	-	-
Total	$7,200	$182	$-	$-	$1,088	$8,470

(1) Represents an adjustment needed to reflect the cumulative day one impact pursuant to the Company's adoption of Accounting Standards Update 2016-13. The adjustment for the six months ended June 30, 2023 represents a $182,000 increase to the allowance attributable to the change in accounting methodology for estimating the allowance for credit losses resulting from the Company's adoption of the standard.

(2) Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $2.7 million as of June 30, 2023.

The following table shows the age analysis of past due financing receivables as of the date indicated:

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more and accruing
	(in Thousands)
As of June 30, 2023
Real estate loans:
Residential	$—	$275	$—	$275	$385,923	$386,198	$—
Multi-family	—	—	—	—	271,621	271,621	—
Commercial	—	—	—	—	195,656	195,656	—
Home equity lines of credit and loans	46	17	—	63	32,662	32,725	—
Construction	—	—	—	—	109,524	109,524	—

Other loans:
Commercial	—	—	—	—	9,445	9,445	—
Consumer	—	—	—	—	260	260	—
	$46	$292	$—	$338	$1,005,091	$1,005,429	$—

The following table shows information regarding nonaccrual loans as of the dates indicated:

Nonaccrual Balances
	As of June 30, 2023			Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	As of December 31, 2022
	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total	Interest Income Recognized	Interest Income Recognized	Total
(in Thousands)

Real estate loans:
Residential	$—	$923	$923	$14	$14	$656
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit and loans	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total nonaccrual loans	$—	$923	$923	$14	$14	$656

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

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of June 30, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
	2023	2022	2021	2020	2019	Prior
As of June 30, 2023	(Dollars in thousands)
One- to four-family residential
Pass	$1,874	$34,854	$16,708	$5,251	$4,309	$9,731	$—	$—	$72,727
Special Mention	—	—	—	813	—	459	—	—	1,272
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated	24,696	89,560	74,795	53,088	7,580	62,480	—	—	312,199
Total	$26,570	$124,414	$91,503	$59,152	$11,889	$72,670	$—	$—	$386,198

Multi-family
Pass	$38,079	$188,170	$25,014	$9,009	$—	$10,339	$1,010	$—	$271,621
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated	—	—	—	—	—	—	—	—	—
Total	$38,079	$188,170	$25,014	$9,009	$—	$10,339	$1,010	$—	$271,621

Commercial real estate
Pass	$42,050	$71,053	$24,400	$16,939	$4,136	$33,379	$3,699	$—	$195,656
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated	—	—	—	—	—	—	—	—	—
Total	$42,050	$71,053	$24,400	$16,939	$4,136	$33,379	$3,699	$—	$195,656

Home equity lines of credit and loans
Pass	$328	$—	$—	$—	$—	$—	$4,754	$—	$5,082
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated	351	37	13	—	69	45	26,567	561	27,643
Total	$679	$37	$13	$—	$69	$45	$31,321	$561	$32,725

Construction
Pass	$13,485	$63,287	$22,483	$2,256	$2,006	$2,988	$—	$—	$106,505
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated	900	2,119	—	—	—	—	—	—	3,019
Total	$14,385	$65,406	$22,483	$2,256	$2,006	$2,988	$—	$—	$109,524

Commercial loans
Pass	$4,760	$2,924	$452	$45	$97	$165	$900	$—	$9,343
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated	—	—	102	—	—	—	—	—	102
Total	$4,760	$2,924	$554	$45	$97	$165	$900	$—	$9,445

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated	43	42	50	—	—	75	50	—	260
Total	$43	$42	$50	$—	$—	$75	$50	$—	$260

Gross write-offs(1)	—

1-Gross gross write off disclosures are made starting in the period of adoption and prospectively.
At June 30, 2023, the Company had one consumer mortgage loan secured by residential real estate property in the process of foreclosure with a carrying amount of $110,000.

For the three and six months ended June 30, 2023, the Company did not provide loan restructurings involving borrowers that are experiencing financial difficulty.

Prior Period Disclosures Pre Adoption of ASC 326

The following tables set forth information regarding the allowance for loan losses for the three and six months ended June 30, 2022:

	For the three months ended June 30, 2022
	(in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Real estate loans:
One- to four-family residential	$1,311	$-	$-	$158	$1,469
Multi-family	463	-	-	316	779
Commercial	1,150	-	-	203	1,353
Home equity lines of credit and loans	191	-	-	2	193
Construction	871	-	-	79	950
Other loans:
Commercial loans	50	-	-	(4)	46
Consumer	1	-	-	-	1
Unallocated	320	-	-	-	320
Total	$4,357	$-	$-	$754	$5,111

	For the six months ended June 30, 2022
	(in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Real estate loans:
One- to four-family residential	$1,271	$-	$-	$198	$1,469
Multi-family	417	-	-	362	779
Commercial	1,099	-	-	254	1,353
Home equity lines of credit and loans	185	-	-	8	193
Construction	855	-	-	95	950
Other loans:
Commercial loans	60	-	-	(14)	46
Consumer	2	-	-	(1)	1
Unallocated	347	-	-	(27)	320
Total	$4,236	$-	$-	$875	$5,111

The following table sets forth information regarding the allowance for loan losses and portfolio evaluation method as of December 31, 2022:

	As of December 31, 2022
	(in thousands)
	Allowance for loans individually evaluated for impairment	Allowance for loans collectively evaluated for impairment	Total allowance for loan losses	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total loans
Real estate loans:
One- to four-family residential	$-	$1,703	$1,703	$656	$354,725	$355,381
Multi-family	-	1,839	1,839	-	241,951	241,951
Commercial	-	1,797	1,797	-	156,212	156,212
Home equity lines of credit and loans	-	194	194	-	27,783	27,783
Construction	-	1,286	1,286	-	107,317	107,317
Other loans:
Commercial loans	-	60	60	-	4,266	4,266
Consumer	-	1	1	-	222	222
Unallocated	-	320	320	-	-	-
Total	$-	$7,200	$7,200	$656	$892,476	$893,132

The following table shows the age analysis of past due financing receivables as of the date indicated:

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more and accruing	Loans on Non-accrual
	(in Thousands)
As of December 31, 2022
Real estate loans:
Residential	$—	$—	$189	$189	$355,192	$355,381	$—	$656
Multi-family	—	—	—	—	241,951	241,951	—	—
Commercial	—	—	—	—	156,212	156,212	—	—
Home equity lines of credit and loans	—	—	—	—	27,783	27,783	—	—
Construction	—	—	—	—	107,317	107,317	—	—

Other loans:
Commercial	—	—	—	—	4,266	4,266	—	—
Consumer	—	—	—	—	222	222	—	—
	$—	$—	$189	$189	$892,943	$893,132	$—	$656

The following table presents the Bank’s loans by credit quality indicator as of December 31, 2022:

	Real Estate
				Home Equity
	Residential	Multi-family	Commercial	Lines of Credit and Loans	Construction	Commercial	Consumer	Total
	(In Thousands)
As of December 31, 2022
Grade
Pass	$63,817	$241,951	$156,212	$2,995	$103,272	$4,266	$—	$572,513
Special mention	467	—	—	—	—	—	—	467
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated	291,097	—	—	24,788	4,045	—	222	320,152
	$355,381	$241,951	$156,212	$27,783	$107,317	$4,266	$222	$893,132

Information about loans that meet the definition of an impaired loan in Accounting Standards Codification (ASC) 310-10-35 is as follows as of and for the three and six months ended June 30, 2022:

	As of June 30, 2022			Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in Thousands)

June 30, 2022
With no related allowance recorded:
Real estate loans:
Residential	$723	$723	$—	$696	$5	$691	$12
Multi-family	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Home equity lines of credit and loans	—	—	—	—	—	49	1
Construction	—	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total impaired with no related allowance	723	723	—	696	5	740	13
With an allowance recorded:
Real estate loans:
Residential	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
Home equity lines of credit and loans	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total impaired with a related allowance	—	—	—	—	—	—	—
Total
Real estate loans:
Residential	723	723	—	696	5	691	12
Multi-family	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Home equity lines of credit and loans	—	—	—	—	—	49	1
Construction	—	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total impaired loans	$723	$723	$—	$696	$5	$740	$13

Information about loans that meet the definition of an impaired loan in Accounting Standards Codification (ASC) 310-10-35 is as follows as of December 31, 2022:

As of December 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in Thousands)

December 31, 2022
With no related allowance recorded:
Real estate loans:
Residential	$656	$656	$—
Multi-family	—	—	—
Commercial	—	—	—
Home equity lines of credit and loans	—	—	—
Construction	—	—	—
Other loans:
Commercial	—	—	—
Total impaired with no related allowance	656	656	—
With an allowance recorded:
Real estate loans:
Residential	—	—	—
Multi-family	—	—	—
Home equity lines of credit and loans	—	—	—
Commercial	—	—	—
Construction	—	—	—
Other loans:
Commercial	—	—	—
Total impaired with a related allowance	—	—	—
Total
Real estate loans:
Residential	656	656	—
Multi-family	—	—	—
Commercial	—	—	—
Home equity lines of credit and loans	—	—	—
Construction	—	—	—
Other loans:
Commercial	—	—	—
Total impaired loans	$656	$656	$—
There were no consumer mortgage loans secured by residential real estate in the process of foreclosure as of December 31, 2022.

During three and six months ended June 30, 2022, there were no loans that were modified in a troubled debt restructuring and there were no loans modified as TDR loans that subsequently defaulted within one year of the modification.
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

For the three and six months ended June 30, 2022, a benefit of $241,000 and $582,000, respectively, was recorded to reflect a reduction in the liability related to the withdrawal from the defined benefit plan. The reduction was primarily driven by increases in interest rates since December 31, 2021, which caused defined benefit plan discount rates to rise. In May of 2022, the final withdrawal liability was determined to be $1,419,000. The Company paid the final amount and has withdrawn from the plan in the second quarter of 2022.

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

Total expense related to the 401(k) plan for the three and six months ended June 30, 2023 amounted to $116,000 and $231,000, respectively. Total expense related to the 401(k) plan for the three and six months ended June 30, 2022 amounted to $96,000 and $180,000, respectively.

Employee Incentive Plan

The Company provides an employee incentive plan which is approved annually by the Board of Directors, based on various factors. The employee incentive plan expense for the three and six months ended June 30, 2023 amounted to $360,000 and $714,000, respectively. The employee incentive plan expense for the three and six months ended June 30, 2022 amounted to $296,000 and $562,000, respectively.

Supplemental Executive Retirement Plan (SERP)

The Company formed a SERP for certain executive officers. The SERP provides nonfunded retirement benefits designed to supplement benefits available through the Bank’s other retirement plans for employees.

The benefit for the three and six months ended June 30, 2023 amounted to $20,000 and $39,000, respectively. The expense for the three and six months ended June 30, 2022 amounted to $25,000 and $50,000, respectively.

Director Fee Continuation Plan (DFCP)

Effective January 1, 2017, the Company established a Director Fee Continuation Plan which provides supplemental retirement benefits for directors. Under the DFCP, individuals who are directors as of the effective date of the DFCP are 100% vested in their benefits. Individuals who become directors after the effective date shall be fully vested in their accounts after having served on the Board of Directors for twelve years. The expense for the three and six months ended June 30, 2023 amounted to $22,000 and $44,000, respectively. The expense for the three and six months ended June 30, 2022 amounted to $32,000 and $64,000, respectively.

Supplemental Executive Retirement Agreement

On January 1, 2018, the Company entered into a supplemental executive retirement agreement with a named executive officer whereby the Company is obligated to provide post-retirement salary continuation benefits equal to 60% of the executive officer’s final average compensation, as defined. Benefits are 100% vested, commence upon retirement, and are payable based on a ten-year certain and life annuity. The liability for the Plan amounted to $3,140,000 and $3,081,000 as of June 30, 2023 and December 31, 2022, respectively. The expense recognized for the Plan for the three and six months ended June 30, 2023 amounted to $30,000 and $59,000, respectively. The expense recognized for the Plan for the three and six months ended June 30, 2022 amounted to $187,000 and $374,000, respectively.

Executive Deferred Compensation Agreement

In 2021, the Company entered into a deferred compensation agreement with a named executive officer that allows the Company to make contributions to an account for the executive officer each year, as of January 1, based on the prior year’s performance and the Company's intent that the contribution equal 10% of the executive officer’s salary and bonus. The Company may make other contributions to the deferred compensation plan, at its discretion, at other times during the year. The expense recognized under the deferred compensation plan for the three and six months ended June 30, 2023 amounted to $11,000 and $22,000, respectively. The expense recognized under the deferred compensation plan for the three and six months ended June 30, 2022 amounted to $4,000 and $22,000, respectively.

Deferred Compensation Plan for Directors

The Company maintains the Everett Co-operative Bank Deferred Compensation Plan for Directors (the “Director Deferred Compensation Plan”) to allow for certain tax planning opportunities and additional retirement income for directors of the Company. All non-employee directors are eligible to participate in the Director Deferred Compensation Plan. Under the Director Deferred Compensation Plan, directors may elect to defer the receipt of up to 100% of their director fees. Participants are always 100% vested in their deferred fees and any interest credited to those deferrals. Earnings are credited to a participant’s deferrals each year and are indexed to the highest certificate of deposit rate offered by the Bank. The liability for the Director Deferred Compensation Plan amounted to $617,000 and $592,000 as of June 30, 2023 and December 31, 2022, respectively.

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

Survivor Benefit Plan

The Company entered into Survivor Benefit Plan Participation Agreements with a group of employees whereby the Company is obligated to provide up to two years of recognized compensation, as defined, to the beneficiary if the participant dies while employed by the Company. There was no expense recorded during the three and six months ended June 30, 2023. The expense recognized for the three and six months ended June 30, 2022 was $166,000.

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

Total compensation expense recognized in connection with the ESOP was $112,000 and $251,000 for the three and six months ended June 30, 2023, respectively. There was no expense recognized for the three and six months ended June 30, 2022. The following table presents share information held by the ESOP:

	As of June 30, 2023	As of December 31, 2022
	(Dollars in thousands)

Allocated shares	36,701	36,701
Shares committed to be released	18,200	-
Unallocated shares	679,119	697,319
Total shares	734,020	734,020
Fair value of unallocated shares	$8,883	$11,192

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2023 and December 31, 2022.

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

As of June 30, 2023 and December 31, 2022, the following summarizes assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
		Markets for	Observable	Inputs
		Identical Assets	Inputs	Level 3
		Level 1	Level 2

		(In Thousands)
June 30, 2023
Corporate bonds	$5,007	$—	$5,007	$—
				$—
Total available for-sale-securities	$5,007	$—	$5,007	$—

December 31, 2022
Corporate bonds	$5,001	$—	$5,001	$—

Total available for-sale-securities	$5,001	$—	$5,001	$—

Under certain circumstances, the Company makes adjustments to its assets and liabilities although they are not measured at fair value on an ongoing basis.

As of June 30, 2023 and December 31, 2022, the Bank had no assets or liabilities for which a nonrecurring change in fair value had been recorded.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. For June 30, 2023 and December 31, 2022, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

	June 30, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(In Thousands)
Financial assets:
Cash and cash equivalents	$79,866	$79,866	$79,866	$-	$-
Held-to-maturity securities	77,255	69,663	-	69,663	-
Federal Home Loan Bank stock	9,892	9,892	-	9,892	-
Loans, net	996,699	927,865	-	-	927,865
Accrued interest receivable	3,038	3,038	3,038	-	-
Bank-owned life insurance	14,264	14,264	-	14,264	-

Financial liabilities:
Deposits, other than certificates of deposit	$378,142	$378,142	$-	$378,142	$-
Certificates of deposit	408,825	400,872	-	400,872	-
Federal Home Loan Bank advances	234,000	230,952	-	230,952	-
Accrued interest payable	1,882	1,882	1,882	-	-

	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(In Thousands)
Financial assets:
Cash and cash equivalents	$62,050	$62,050	$62,050	$-	$-
Interest bearing time deposits	300	300	-	300	-
Held-to-maturity securities	77,591	69,707	-	69,707	-
Federal Home Loan Bank stock	7,293	7,293	-	7,293	-
Loans, net	885,674	841,271	-	-	841,271
Accrued interest receivable	2,632	2,632	2,632	-	-
Bank-owned life insurance	14,067	14,067	-	14,067	-

Financial liabilities:
Deposits, other than certificates of deposit	$398,302	$398,302	$-	$398,302	$-
Certificates of deposit	319,847	310,943	-	310,943	-
Federal Home Loan Bank advances	174,000	172,427	-	172,427	-
Accrued interest payable	736	736	736	-	-

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of June 30, 2023 and December 31, 2022, the maximum potential amount of the Company’s obligation was $0 and $13,000, respectively, for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Amounts of financial instrument liabilities whose contract amounts represent off-balance sheet credit risk are as follows as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(In Thousands)
Commitments to originate loans	$22,030	$37,220
Commitments to purchase loans	-	6,653
Unadvanced funds on lines of credit	78,328	80,224
Unadvanced funds on construction loans	61,740	72,431
Letters of credit	-	13
	$162,098	$196,541

The Bank accrues for credit losses related to off-balance sheet financial instruments. Potential losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for credit losses, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $954,000 and $402,000 as of June 30, 2023 and December 31, 2022, respectively. For the three and six months ended June 30, 2023, a benefit of $213,000 and $209,000, respectively, was recorded to reflect a reduction in allowance for off-balance sheet commitments. Provision recorded for off-balance sheet commitments was $41,000 and $60,000 for the three and six months ended June 30, 2022, respectively.

NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows for the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)

Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) on available-for-sale securities	$15	$(47)	$(1)	$(28)
Reclassification adjustment for realized gains in net income	—	—	—	—
	15	(47)	(1)	(28)
Income tax (expense) benefit	(4)	13	—	9
Net-of-tax amount	11	(34)	(1)	(19)
Other comprehensive income (loss), net of tax	$11	$(34)	$(1)	$(19)

Accumulated other comprehensive income as of June 30, 2023 and December 31, 2022 consists of unrecognized benefit costs, net of taxes, and unrealized holding gains on securities available for sale, net of tax, as follows:

	As of June 30, 2023	As of December 31, 2022
	(In thousands)
Net unrealized holding gains on securities available-for-sale, net of tax	$8	$9
Unrecognized SERP costs, net of tax	149	149
Unrecognized director fee continuation plan costs, net of tax	91	91

Accumulated other comprehensive income	$248	$249

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

Management believes, as of June 30, 2023, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2023, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of the dates indicated:

			Minimum For Capital		Minimum To Be Well
			Adequacy Purposes		Capitalized Under
			Plus Capital		Prompt Corrective
	Actual		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of June 30, 2023
Total Capital (to Risk Weighted Assets)	$141,601	15.25%	$97,482	10.50%	$92,840	10.00%
Tier 1 Capital (to Risk Weighted Assets)	132,177	14.24%	78,914	8.50%	74,272	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	132,177	14.24%	64,988	7.00%	60,346	6.50%
Tier 1 Capital (to Average Assets)	132,177	11.21%	47,178	4.00%	58,972	5.00%

As of December 31, 2022
Total Capital (to Risk Weighted Assets)	$138,023	16.40%	$88,386	10.50%	$84,177	10.00%
Tier 1 Capital (to Risk Weighted Assets)	130,421	15.49%	71,550	8.50%	67,342	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	130,421	15.49%	58,924	7.00%	54,715	6.50%
Tier 1 Capital (to Average Assets)	130,421	13.89%	37,562	4.00%	46,953	5.00%

NOTE 10 - EARNINGS PER SHARE ("EPS")

Basic EPS represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. There were no securities that had a dilutive effect during the three and six months ended June 30, 2023, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Earnings per share data is not applicable for the three and six months ended June 30, 2022 as the Company had no shares outstanding.

	Three months ended	Six months ended
	June 30, 2023	June 30, 2023
	(In Thousands, except per share data)
Net income applicable to common shares	$1,425	$2,326

Average number of common shares outstanding	9,175,247	9,175,247
Less: Average unallocated ESOP shares	(685,119)	(689,637)
Average number of common shares outstanding used to calculate basic earnings per common share	8,490,128	8,485,610
Common stock equivalents	-	-
Average number of common shares outstanding used to calculate diluted earnings per common share	8,490,128	8,485,610
Earnings per common share
Basic	$0.17	$0.27
Diluted	$0.17	$0.27

NOTE 11 - SUBSEQUENT EVENTS

Management has reviewed events occurring through August 11, 2023, the date the unaudited consolidated financial statements were issued and determined that outside the item noted below, there were no material subsequent events requiring recognition or disclosure.

On August 10, 2023, the Company's Board of Directors authorized a program to repurchase up to 458,762 shares of the Company's outstanding common stock, which equals approximately 5.0% of shares currently outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2023 and 2022 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Loans that no longer share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that are individually assessed, the Company uses either a discounted cash flow (“DCF”) approach or a fair value of collateral approach. The latter approach is used for loans deemed to be collateral dependent or when foreclosure is probable. Changes in these judgements and assumptions could be due to a number of circumstances which may have a direct impact on the provision for credit losses and may result in changes to the amount of allowance. The allowance for credit losses is increased by the provision for credit losses and by recoveries of loans previously charged off. Credit losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan.

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

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Total Assets. Total assets increased $133.0 million, or 12.5%, to $1.20 billion at June 30, 2023 from $1.06 billion at December 31, 2022. The increase was primarily the result of increases in loans and cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $17.8 million, or 28.7%, to $79.9 million at June 30, 2023 from $62.1 million at December 31, 2022. Cash and cash equivalents increased primarily due to increases in deposits and borrowings that were greater than our loan growth as we have focused on maintaining strong levels of balance sheet liquidity.

Loans. Net loans increased $111.0 million, or 12.5%, to $996.7 million at June 30, 2023 from $885.7 million at December 31, 2022. The largest increases in our loan portfolio were in commercial real estate, one- to four-family residential, multi-family and commercial loans. Commercial real estate loans increased $39.4 million, or 25.3%, from December 31, 2022 to June 30, 2023. One- to four-family residential real estate loans increased $30.8 million, or 8.7%, from December 31, 2022 to June 30, 2023. Multi-family real estate loans increased $29.7 million, or 12.3%, from December 31, 2022 to June 30, 2023. Commercial loans increased $5.2 million, or 121.4%, from December 31, 2022 to June 30, 2023.

Federal Home Loan Bank stock. The Federal Home Loan Bank (FHLB) is a cooperative bank that provides services to its member banking institutions. The primary reason for our membership in the FHLB is to gain access to a reliable source of wholesale funding and as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. We purchase and/or are subject to redemption of FHLB stock proportional to the volume of funding received and view the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. We held an investment in FHLB stock of $9.9 million and $7.3 million at June 30, 2023 and December 31, 2022, respectively. The amount of stock we are required to purchase is in proportion to our FHLB borrowings and level of total assets. Accordingly, the increase in the FHLB stock is due to increased borrowings.

Bank-owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Bank-owned life insurance increased $197,000, or 1.4%, to $14.3 million at June 30, 2023 from $14.1 million at December 31, 2022. The increase was due to an increase of $197,000 in the cash surrender value of our bank-owned life insurance portfolio during the six months ended June 30, 2023.

Deposits. Deposits increased $68.8 million, or 9.6%, to $787.0 million at June 30, 2023 from $718.1 million at December 31, 2022. This increase was primarily the result of an increase in certificates of deposit of $89.0 million, or 27.8%, and an increase in savings accounts of $24.1 million, or 16.3%. Partially offsetting these increases was a decrease in money market accounts of $38.5 million, or 28.3%, and a decrease in interest-bearing checking accounts of $7.9 million, or 27.5%. Core deposits (defined as all deposits other than certificates of deposit), decreased $20.2 million, or 5.1%, to $378.1 million at June 30, 2023 from $398.3 million at December 31, 2022. At June 30, 2023 and December 31, 2022, we had $87.7 million and $100.8 million of brokered deposits, respectively.

Federal Home Loan Bank Advances. Advances from the Federal Home Loan Bank increased $60.0 million, or 34.5%, to $234.0 million at June 30, 2023 from $174.0 million at December 31, 2022. The increase in advances was utilized to support loan growth and enhance liquidity.

Shareholders' Equity. Total shareholders' equity increased $1.9 million, or 1.2%, to $164.6 million at June 30, 2023 from $162.7 million at December 31, 2022. The increase was primarily due to net income of $2.3 million for the six months ended June 30, 2023 partially offset by a $677,000 reduction in retained earnings related to the adoption of CECL.

Comparison of Operating Results for the Three Months Ended June 30, 2023 and June 30, 2022

Net Income. We recorded net income of $1.43 million for the three months ended June 30, 2023, compared to net income of $1.40 million for the three months ended June 30, 2022.

Interest and Dividend Income. Interest and dividend income increased $7.6 million, or 123.9%, to $13.7 million for the three months ended June 30, 2023 from $6.1 million for the three months ended June 30, 2022. This increase was due to a $6.4 million increase in interest and fees on loans, a $337,000 increase in interest and dividends on investment securities and a $774,000 increase in other interest income. The increase in interest and fees on loans was driven by an increase of $426.6 million in the average balance of the loan portfolio to $998.1 million for the three months ended June 30, 2023 from $571.5 million for the three months ended June 30, 2022, as well as an increase in the average yield of 89 basis points to 4.87% during the three months ended June 30, 2023 from 3.98% during the three months ended June 30, 2022. The yield for the three months ended June 30, 2023 benefited from new loans with higher rates as well as adjustable rate loans repricing higher. The increase in interest and dividend income on investment securities was driven by an increase in the yield on securities of 84 basis points to 2.51% during the three months ended June 30, 2023 from 1.67% during the three months ended June 30, 2022, as well as an increase of $5.9 million in the average balance of the investment security portfolio to $81.2 million for the three months ended June 30, 2023 from $75.3 million for the three months ended June 30, 2022. The increase in other interest income resulted primarily from an increase in the yield on short term investments of 424 basis points to 5.10% during the three months ended June 30, 2023 from 0.86% during the three months ended June 30, 2022, as well as an increase of $27.2 million in the average balance of short term investments to $67.8 million for the three months ended June 30, 2023 from $40.6 million for the three months ended June 30, 2022. The increase in yield was driven by increases in the rate paid on reserves at the Federal Reserve Bank.

Average interest-earning assets increased $459.4 million, to $1.15 billion for the three months ended June 30, 2023 from $687.7 million for the three months ended June 30, 2022. The yield on interest-earning assets increased 117 basis points to 4.72% for the three months ended June 30, 2023 from 3.55% for the three months ended June 30, 2022.

Interest Expense. Total interest expense increased $6.5 million, or 893.4%, to $7.3 million for the three months ended June 30, 2023 from $730,000 for the three months ended June 30, 2022. Interest expense on deposit accounts increased $4.4 million, or 681.3%, to $5.1 million for the three months ended June 30, 2023 from $647,000 for the three months ended June 30, 2022, primarily due to an increase in the cost of interest bearing deposits of 243 basis points to 2.93% for the three months ended June 30, 2023 from 0.50% for the three months ended June 30, 2022 and an increase in the average balance of interest-bearing deposits of $176.7 million, or 34.3%, to $692.0 million for the three months ended June 30, 2023 from $515.2 million for the three months ended June 30, 2022. Interest expense on FHLB advances increased $2.1 million, or 2,547.0%, to $2.2 million for the three months ended June 30, 2023 from $83,000 for the three months ended June 30, 2022, primarily due to an increase in the average balance of FHLB advances of $200.1 million, or 726.5%, to $228.3 million for the three months ended June 30, 2023 from $27.6 million for the three months ended June 30, 2022 as we increased advances to fund loan growth and for liquidity management.

Net Interest and Dividend Income. Net interest and dividend income increased $1.0 million, or 19.3%, to $6.4 million for the three months ended June 30, 2023 from $5.4 million for the three months ended June 30, 2022, primarily due to an $82.0 million increase in the average balance of net interest-earning assets during the three months ended June 30, 2023, partially offset by a decrease in the net interest rate spread of 145 basis points to 1.56% for the three months ended June 30, 2023 from 3.01% for the three months ended June 30, 2022. The decrease in the net interest rate spread was due to an increase in the cost of interest-bearing liabilities that exceeded the increase in the yield on interest-earning assets resulting primarily from the significant increase in market interest rates that directly impact our funding costs. The net interest margin decreased 94 basis points to 2.18% for the three months ended June 30, 2023 from 3.12% for the three months ended June 30, 2022. The decrease in our net interest margin was less than the decrease in our net interest rate spread largely due to the interest-earning asset growth that was funded with the zero cost capital that was raised in the stock offering.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, a provision of $0 was recorded for the three months ended June 30, 2023, compared to a provision of $754,000 for the three months ended June 30, 2022. The $754,000, or 100%, decrease in the provision was driven by lower loan growth during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 as well as a benefit to the provision resulting from a reduction in our off-balance sheet loan commitments. In 2022, the provision for off-balance sheet commitments was recorded within other non-interest expenses.

Noninterest Income. Noninterest income decreased $450,000, or 65.2%, to $240,000 for the three months ended June 30, 2023 from $690,000 for the three months ended June 30, 2022. The decrease resulted primarily from a decrease in income from bank-owned life insurance of $440,000. Noninterest income for the three months ended June 30, 2022 included a gain of $440,000 recognized into income from life insurance policy death benefits which did not recur in the three months ended June 30, 2023. The table below sets forth our noninterest income for three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Customer service fees	$128	$112	$16	14.3%
Income from bank-owned life insurance	99	539	(440)	(81.6)
Net gain on sales of loans	5	23	(18)	(78.3)
Other	8	16	(8)	(50.0)
Total noninterest income	$240	$690	$(450)	(65.2)%

Noninterest Expense. Noninterest expense increased $1.1 million, or 31.6%, to $4.7 million for the three months ended June 30, 2023 from $3.6 million for the three months ended June 30, 2022, primarily due to increases in salaries and employee benefits and FDIC deposit insurance. Salaries and employee benefit expenses increased $530,000, or 23.1%, in the three months ended June 30, 2023 resulting primarily from merit increases and additional staffing to support our strategic plan as well as expenses related to our employee stock ownership plan which did not exist in the second quarter of 2022. Partially offsetting these increases was a decrease in supplemental executive retirement plan expenses driven by increases in defined benefit plan discount rates. FDIC deposit insurance increased $218,000, or 340.6%. This increase was primarily due to asset growth and higher assessment rates.

The table below sets forth our noninterest expense for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,823	$2,293	$530	23.1%
Director compensation	119	109	10	9.2
Occupancy and equipment	265	198	67	33.8
Data processing	256	166	90	54.2
Advertising and promotions	208	138	70	50.7
Professional fees	295	213	82	38.5
FDIC deposit insurance	282	64	218	340.6
Other expense	463	400	63	17.2
Total noninterest expense	$4,711	$3,581	$1,130	31.6%

Income Tax Expense. Income tax expense increased $178,000, or 54.8%, to $503,000 for the three months ended June 30, 2023 from $325,000 for the three months ended June 30, 2022. The effective tax rate was 26.1% and 18.9% for the three months ended June 30, 2023 and 2022, respectively. The lower effective tax rate in the three months ended June 30, 2022 was driven by $440,000 in non-taxable gains recognized into income from life insurance policy death benefits.

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

	For the Three Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest	Yield/ Rate(5)	Average Outstanding Balance	Interest	Yield/ Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$998,112	$12,122	4.87%	$571,505	$5,678	3.98%
Securities (1)	81,186	508	2.51	75,261	314	1.67
Short term investments	67,798	862	5.10	40,624	87	0.86
Interest bearing time deposits	-	-	-	300	1	0.71
Total interest-earning assets	1,147,096	13,492	4.72%	687,690	6,080	3.55%
Non-interest-earning assets	33,159			28,042
Total assets	$1,180,255			$715,732

Interest-bearing liabilities:
Regular savings accounts	172,982	1,065	2.47%	52,836	8	0.06%
Checking accounts	22,375	4	0.07	41,137	7	0.07
Money market accounts	98,468	500	2.04	198,936	170	0.34
Certificates of deposit	398,141	3,486	3.51	222,340	462	0.83
Total interest-bearing deposits	691,966	5,055	2.93	515,249	647	0.50
Federal Home Loan Bank advances	228,264	2,197	3.86	27,618	83	1.21
Total interest-bearing liabilities	920,230	7,252	3.16%	542,867	730	0.54%
Non-interest-bearing demand deposits	84,436			85,612
Non-interest-bearing liabilities	11,008			7,706
Total liabilities	1,015,674			636,185
Shareholders' Equity	164,581			79,547
Total liabilities and shareholders' equity	$1,180,255			$715,732

Net interest income		$6,240			$5,350
Net interest rate spread (2)			1.56%			3.01%
Net interest-earning assets (3)	$226,866			$144,823
Net interest margin (4)			2.18%			3.12%

Average interest-earning assets to interest- bearing liabilities			124.65%			126.68%

(1) Excludes interest and dividends on cost method investments of $159,000 and $16,000 for the three months ended June 30, 2023 and 2022, respectively.

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

	Three Months Ended June 30, 2023 vs. 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$4,965	$1,479	$6,444
Securities	26	169	195
Short term investments	93	682	775
Interest bearing time deposits	(1)	-	(1)
Total interest-earning assets	$5,083	$2,330	$7,413

Interest-bearing liabilities:
Checking accounts	$(3)	$-	$(3)
Regular savings accounts	57	1,000	1,057
Money market accounts	(125)	455	330
Certificates of deposit	597	2,427	3,024
Total interest-bearing deposits	526	3,882	4,408
Federal Home Loan Bank advances	1,622	492	2,114
Total interest-bearing liabilities	$2,148	$4,374	$6,522

Change in net interest income	$2,935	$(2,044)	$891

Comparison of Operating Results for the Six Months Ended June 30, 2023 and June 30, 2022

Net Income. We recorded net income of $2.3 million for the six months ended June 30, 2023, compared to net income of $2.8 million for the six months ended June 30, 2022.

Interest and Dividend Income. Interest and dividend income increased $14.0 million, or 119.6%, to $25.7 million for the six months ended June 30, 2023 from $11.7 million for the six months ended June 30, 2022. This increase was due to a $12.1 million increase in interest and fees on loans, a $565,000 increase in interest and dividends on investment securities and a $1.3 million increase in other interest income. The increase in interest and fees on loans was driven by an increase of $421.2 million in the average balance of the loan portfolio to $970.7 million for the six months ended June 30, 2023 from $549.4 million for the six months ended June 30, 2022, as well as an increase in the average yield of 77 basis points to 4.79% during the six months ended June 30, 2023 from 4.02% during the six months ended June 30, 2022. The yield for the six months ended June 30, 2023 benefited from new loans with higher rates as well as adjustable rate loans repricing higher. The increase in interest and dividend income on investment securities was driven by an increase in the yield on securities of 83 basis points to 2.49% during the six months ended June 30, 2023 from 1.66% during the six months ended June 30, 2022, as well as an increase of $8.0 million in the average balance of the investment security portfolio to $81.6 million for the six months ended June 30, 2023 from $73.7 million for the six months ended June 30, 2022. The increase in other interest income resulted primarily from an increase in the yield on short term investments of 439 basis points to 4.89% during the six months ended June 30, 2023 from 0.50% during the six months ended June 30, 2022, as well as an increase of $17.3 million in the average balance of short term investments to $59.2 million for the six months ended June 30, 2023 from $41.9 million for the six months ended June 30, 2022. The increase in yield was driven by increases in the rate paid on reserves at the Federal Reserve Bank.

Average interest-earning assets increased $446.5 million to $1.11 billion for the six months ended June 30, 2023 from $665.1 million for the six months ended June 30, 2022. The yield on interest earning-assets increased 110 basis points to 4.63% for the six months ended June 30, 2023 from 3.53% for the six months ended June 30, 2022.

Interest Expense. Total interest expense increased $11.5 million, or 811.8%, to $12.9 million for the six months ended June 30, 2023 from $1.4 million for the six months ended June 30, 2022. Interest expense on deposit accounts increased $7.7 million, or

586.5%, to $9.0 million for the six months ended June 30, 2023 from $1.3 million for the six months ended June 30, 2022, primarily due to an increase in the cost of interest bearing deposits of 215 basis points to 2.67% for the six months ended June 30, 2023 from 0.52% for the six months ended June 30, 2022 and an increase in the average balance of interest-bearing deposits of $172.6 million, or 34.2%, to $676.5 million for the six months ended June 30, 2023 from $503.9 million for the six months ended June 30, 2022. Interest expense on FHLB advances increased $3.9 million, or 3,418.6%, to $4.0 million for the six months ended June 30, 2023 from $113,000 for the six months ended June 30, 2022, primarily due to an increase in the average balance of FHLB advances of $189.9 million, or 1,027.2%, to $208.3 million for the six months ended June 30, 2023 from $18.5 million for the six months ended June 30, 2022 as we increased advances to fund loan growth and for liquidity management.

Net Interest and Dividend Income. Net interest and dividend income increased $2.5 million, or 24.1%, to $12.8 million for the six months ended June 30, 2023 from $10.3 million for the six months ended June 30, 2022, primarily due to a $84.0 million increase in the average balance of net interest-earning assets during the six months ended June 30, 2023, partially offset by a decrease in the net interest rate spread of 130 basis points to 1.68% for the six months ended June 30, 2023 from 2.98% for the six months ended June 30, 2022. The decrease in the net interest rate spread was due to an increase in the cost of interest-bearing liabilities that exceeded the increase in the yield on interest-earning assets resulting primarily from the significant increase in market interest rates that directly impact our funding costs. The net interest margin decreased by 82 basis points to 2.28% for the six months ended June 30, 2023 from 3.10% for the six months ended June 30, 2022. The decrease in our net interest margin was less than the decrease in our net interest rate spread largely due to the interest-earning asset growth that was funded with the zero cost capital that was raised in the stock offering.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, a provision of $879,000 was recorded for the six months ended June 30, 2023, which increased $4,000, or 0.5%, from a provision of $875,000 for the six months ended June 30, 2022.

Noninterest Income. Noninterest income decreased $471,000, or 50.1%, to $470,000 for the six months ended June 30, 2023 from $941,000 for the six months ended June 30, 2022. The decrease resulted primarily from a decrease in income from bank-owned life insurance of $443,000. Noninterest income for the six months ended June 30, 2022 included a gain of $440,000 recognized into income from life insurance policy death benefits which did not recur in the six months ended June 30, 2023.The table below sets forth our noninterest income for six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Customer service fees	$248	$212	$36	17.0%
Income from bank-owned life insurance	197	640	(443)	(69.2)
Net gain on sales of loans	5	68	(63)	(92.6)
Other	20	21	(1)	(4.8)
Total noninterest income	$470	$941	$(471)	(50.1)%

Noninterest Expense. Noninterest expense increased $2.5 million, or 36.3%, to $9.2 million for the six months ended June 30, 2023 from $6.8 million for the six months ended June 30, 2022, primarily due to increases in salaries and employee benefits, FDIC deposit insurance and professional fees. Salaries and employee benefit expenses increased $1.4 million, or 33.4%, in the six months ended June 30, 2023 resulting primarily from merit increases and additional staffing to support our strategic plan as well as expenses related to our employee stock ownership plan expense recognized during the six months ended June 30, 2023. There were no expenses related to the ESOP during the six months ended June 30, 2022. Partially offsetting these increases was a decrease in supplemental executive retirement plan expenses driven by increases in defined benefit plan discount rates. In addition, during the six months ended June 30, 2022, we recorded a benefit of $582,000 to reflect a reduction in the liability related to the pending withdrawal from the defined benefit plan. The reduction was primarily driven by increases in interest rates since December 31, 2021, which caused defined benefit plan discount rates to rise. In addition, during the six months ended June 30, 2022, we recorded expense of $166,000 related to our Survivor Benefit Plan. FDIC deposit insurance assessments increased $298,000, or 273.4%. This increase was primarily due to asset growth and higher assessment rates. Professional fees increased $274,000, or 71.4%, primarily due to increased costs associated with operating a public company.

The table below sets forth our noninterest expense for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,709	$4,280	$1,429	33.4%
Director compensation	240	217	23	10.2
Occupancy and equipment	484	378	106	28.0
Data processing	459	331	128	38.7
Advertising and promotions	376	275	101	36.7
Professional fees	658	384	274	71.4
FDIC deposit insurance	407	109	298	273.4
Other expense	874	780	94	13.7
Total noninterest expense	$9,207	$6,754	$2,453	36.3%

Income Tax Expense. Income tax expense increased $3,000, or 0.4%, to $823,000 for the six months ended June 30, 2023 from an expense of $820,000 for the six months ended June 30, 2022. The effective tax rate was 26.1% and 22.8% for the six months ended June 30, 2023 and 2022, respectively. The lower effective tax rate in the six months ended June 30, 2022 was driven by $440,000 in non-taxable gains recognized into income from life insurance policy death benefits.

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

	For the Six Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest	Yield/ Rate(5)	Average Outstanding Balance	Interest	Yield/ Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$970,660	$23,049	4.79%	$549,439	$10,941	4.02%
Securities (1)	81,622	1,010	2.49	73,657	608	1.66
Short term investments	59,200	1,437	4.89	41,868	103	0.50
Interest bearing time deposits	126	-	0.70	176	1	0.71
Total interest-earning assets	1,111,608	25,496	4.63%	665,140	11,653	3.53%
Non-interest-earning assets	31,731			27,110
Total assets	$1,143,339			$692,250

Interest-bearing liabilities:
Regular savings accounts	169,842	2,019	2.40%	51,955	15	0.06%
Checking accounts	23,025	10	0.09	34,203	18	0.11
Money market accounts	105,645	929	1.77	193,112	301	0.31
Certificates of deposit	377,956	6,015	3.21	224,620	973	0.87
Total interest-bearing deposits	676,468	8,973	2.67	503,890	1,307	0.52
Federal Home Loan Bank advances	208,343	3,975	3.85	18,483	113	1.23
Total interest-bearing liabilities	884,811	12,948	2.95%	522,373	1,420	0.55%
Non-interest-bearing demand deposits	84,251			83,223
Non-interest-bearing liabilities	10,453			7,886
Total liabilities	979,515			613,482
Shareholders' Equity	163,824			78,768
Total liabilities and shareholders' equity	$1,143,339			$692,250

Net interest income		$12,548			$10,233
Net interest rate spread (2)			1.68%			2.98%
Net interest-earning assets (3)	$226,797			$142,767
Net interest margin (4)			2.28%			3.10%

Average interest-earning assets to interest- bearing liabilities			125.63%			127.33%

(1) Excludes interest and dividends on cost method investments of $217,000 and $54,000 for the six months ended June 30, 2023 and 2022, respectively.

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

	Six Months Ended June 30, 2023 vs. 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$9,678	$2,430	$12,108
Securities	72	330	402
Short term investments	60	1,274	1,334
Interest bearing time deposits	(1)	-	(1)
Total interest-earning assets	$9,809	$4,034	$13,843

Interest-bearing liabilities:
Checking accounts	$(5)	$(3)	$(8)
Regular savings accounts	107	1,897	2,004
Money market accounts	(193)	821	628
Certificates of deposit	1,025	4,017	5,042
Total deposits	934	6,732	7,666
Federal Home Loan Bank advances	3,201	661	3,862
Total interest-bearing liabilities	$4,135	$7,393	$11,528

Change in net interest income	$5,674	$(3,359)	$2,315

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Boston and the Atlantic Community Bankers Bank. At June 30, 2023, we had outstanding advances of $234.0 million from the Federal Home Loan Bank. At June 30, 2023, we had unused borrowing capacity of $211.0 million with the Federal Home Loan Bank and $10.0 million with the Atlantic Community Bankers Bank.

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

At June 30, 2023, we had $22.0 million in loan commitments outstanding. In addition to commitments to originate loans, we had $78.3 million in unused lines of credit to borrowers and $61.7 million in unadvanced construction loans.

Non brokered certificates of deposit due within one year of June 30, 2023 totaled $168.8 million, or 21.5%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2024, or on our savings and money market accounts.

We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of June 30, 2023.

Our primary investing activity is originating loans. During the six months ended June 30, 2023 and the year ended December 31, 2022, we originated and purchased $163.2 million and $557.5 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced net increases in deposits of $68.8 million and $146.4 million for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, the level of brokered time deposits was $87.7 million and $100.8 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. FHLB advances increased by $60.0 million and $165.0 million for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively.

For additional information, see the consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

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

At June 30, 2023, Everett Co-operative Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 9 of the notes to consolidated financial statements.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ECB BANCORP, INC.

Date: August 11, 2023	/s/Richard J. O'Neil, Jr.
Richard J. O’Neil, Jr.
President and Chief Executive Officer

Date: August 11, 2023	/s/John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer