Form 10-Q
period 2023-09-30
ECB Bancorp, Inc. /MD/
filed 2023-11-09
CIK 1914605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8th, 2023, 9,388,678 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

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

Part I. – Financial Information

Item 1. Financial Statements

ECB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2023 (unaudited) and December 31, 2022

(in thousands except share data)

	September 30, 2023	December 31, 2022

ASSETS
Cash and due from banks	$3,430	$3,123
Short-term investments	93,957	58,927
Total cash and cash equivalents	97,387	62,050
Interest-bearing time deposits	—	300
Investments in available-for-sale securities (at fair value)	5,006	5,001
Investments in held-to-maturity securities, at cost (fair values of $65,844 at September 30, 2023 (unaudited) and $69,707 at December 31, 2022)	74,869	77,591
Loans, net of allowance for credit losses of $8,292 as of September 30, 2023 (unaudited) and $7,200 as of December 31, 2022	997,359	885,674
Federal Home Loan Bank stock, at cost	9,571	7,293
Premises and equipment, net	3,729	3,698
Accrued interest receivable	3,390	2,632
Deferred tax asset, net	4,687	4,344
Bank-owned life insurance	14,367	14,067
Other assets	3,397	1,812
Total assets	$1,213,762	$1,064,462

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$84,785	$84,903
Interest-bearing	727,746	633,246
Total deposits	812,531	718,149
Federal Home Loan Bank advances	224,000	174,000
Other liabilities	11,719	9,583
Total liabilities	1,048,250	901,732

Shareholders' Equity:
Preferred Stock, par value $0.01; Authorized: 1,000,000 shares; Issued and outstanding: 0 shares and 0 shares, respectively	—	—
Common Stock, par value $0.01; Authorized: 30,000,000 shares; Issued and outstanding: 9,195,989 shares and 9,175,247 shares, respectively	92	92
Additional paid-in capital	88,807	89,286
Retained earnings	83,066	80,076
Accumulated other comprehensive income	246	249
Unallocated common shares held by the Employee Stock Ownership Plan	(6,699)	(6,973)
Total shareholders' equity	165,512	162,730
Total liabilities and shareholders' equity	$1,213,762	$1,064,462

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Loss)

(unaudited)

(in thousands except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest and dividend income:
Interest and fees on loans	$12,313	$7,150	$35,362	$18,095
Interest and dividends on securities	723	360	1,950	1,022
Other interest income	1,130	251	2,567	355
Total interest and dividend income	14,166	7,761	39,879	19,472
Interest expense:
Interest on deposits	5,843	1,025	14,815	2,332
Interest on Federal Home Loan Bank advances	2,237	197	6,213	310
Total interest expense	8,080	1,222	21,028	2,642
Net interest and dividend income	6,086	6,539	18,851	16,830
(Benefit) provision for credit losses	(184)	925	696	1,800
Net interest and dividend income after (benefit) provision for credit losses	6,270	5,614	18,155	15,030
Noninterest income:
Customer service fees	123	114	371	326
Income from bank-owned life insurance	175	90	372	731
Net gain on sales of loans	9	16	13	84
Other income	15	8	35	28
Total noninterest income	322	228	791	1,169
Noninterest expense:
Salaries and employee benefits	2,914	2,679	8,623	6,960
Director compensation	139	108	379	325
Occupancy and equipment expense	243	190	695	561
Data processing	275	222	810	624
Computer software and licensing	88	78	216	180
Advertising and promotions	201	236	576	511
Professional fees	304	176	962	560
Federal Deposit Insurance Corporation deposit insurance	206	54	613	163
Charitable contributions	7	3,214	17	3,249
Other expense	434	346	1,125	928
Total noninterest expense	4,811	7,303	14,016	14,061
Income (loss) before income tax expense	1,781	(1,461)	4,930	2,138
Income tax expense (benefit)	440	(426)	1,263	394
Net income (loss)	$1,341	$(1,035)	$3,667	$1,744
Share data:
Weighted average shares outstanding, basic	8,486,577	8,445,615	8,485,936	8,445,615
Weighted average shares outstanding, diluted	8,486,577	8,445,615	8,485,936	8,445,615
Basic earnings (loss) per share	$0.16	$(0.12)	$0.43	$0.21
Diluted earnings (loss) per share	$0.16	$(0.12)	$0.43	$0.21

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income (loss)	$1,341	$(1,035)	$3,667	$1,744
Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on securities available-for-sale	(2)	2	(3)	(17)

Other comprehensive (loss) income, net of tax	(2)	2	(3)	(17)

Comprehensive income (loss)	$1,339	$(1,033)	$3,664	$1,727

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Statements of Changes in Shareholders' Equity

(unaudited)

(in thousands except share data)

	Three months ended
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Unallocated Common Stock Held by ESOP	Total
Balance at June 30, 2022	-	$-	$-	$80,135	$(102)	$-	$80,033
Net loss	-	-	-	(1,035)		-	(1,035)
Other comprehensive income, net of tax	-	-	-	-	2	-	2
Proceeds of stock offering and issuance of common shares (net of costs of $2.6 million )	8,181,227	82	79,165	-	-	-	79,247
Issuance of common shares donated to the Everett Co-operative Bank Charitable Foundation	260,000	3	2,597	-	-	-	2,600
Purchase of common shares by the ESOP (734,020 shares)	734,020	7	7,333	-	-	(7,340)	-
ESOP shares committed to be released (15,195 shares)	-	-	63	-	-	152	215
Balance at September 30, 2022	9,175,247	$92	$89,158	$79,100	$(100)	$(7,188)	$161,062

Balance at June 30, 2023	9,175,247	$92	$89,355	$81,725	$248	$(6,791)	$164,629
Net income	-	-	-	1,341	-	-	1,341
Other comprehensive loss, net of tax	-	-	-	-	(2)	-	(2)
ESOP shares committed to be released (9,251 shares)	-	-	22	-	-	92	114
Repurchase of common stock	(49,242)	(1)	(589)	-	-	-	(590)
Restricted stock awards issued	69,984	1	(1)	-	-	-	-
Stock-based compensation	-	-	20	-	-	-	20
Balance at September 30, 2023	9,195,989	$92	$88,807	$83,066	$246	$(6,699)	$165,512

	Nine months ended
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Unallocated Common Stock Held by ESOP	Total
Balance at December 31, 2021	-	$-	$-	$77,356	$(83)	$-	$77,273
Net income	-	-	-	1,744	-	-	1,744
Other comprehensive loss, net of tax	-	-	-	-	(17)	-	(17)
Proceeds of stock offering and issuance of common shares (net of costs of $2.6 million )	8,181,227	82	79,165	-	-	-	79,247
Issuance of common shares donated to the Everett Co-operative Bank Charitable Foundation	260,000	3	2,597	-	-	-	2,600
Purchase of common shares by the ESOP (734,020 shares)	734,020	7	7,333	-	-	(7,340)	-
ESOP shares committed to be released (15,195 shares)	-	-	63	-	-	152	215
Balance at September 30, 2022	9,175,247	$92	$89,158	$79,100	$(100)	$(7,188)	$161,062

Balance at December 31, 2022	9,175,247	$92	$89,286	$80,076	$249	$(6,973)	$162,730
Cumulative Effect Accounting Adjustment for ASU 2016-13 Adoption	-	-	-	(677)	-	-	(677)
Net income	-	-	-	3,667	-	-	3,667
Other comprehensive loss, net of tax	-	-	-	-	(3)	-	(3)
ESOP shares committed to be released (27,451 shares)	-	-	91	-	-	274	365
Repurchase of common stock	(49,242)	(1)	(589)	-	-	-	(590)
Restricted stock awards issued	69,984	1	(1)	-	-	-	-
Stock-based compensation	-	-	20	-	-	-	20
Balance at September 30, 2023	9,195,989	$92	$88,807	$83,066	$246	$(6,699)	$165,512

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$3,667	$1,744
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	9	153
Provision for credit losses	696	1,800
Change in deferred loan costs/fees	(29)	(169)
Gain on sales of loans, net	(13)	(84)
Proceeds from sales of loans	359	5,824
Loans originated for sale, net	(346)	(4,439)
Depreciation and amortization expense	205	223
Increase in accrued interest receivable	(758)	(556)
Increase in accrued interest payable	548	247
Increase in bank-owned life insurance	(300)	(301)
Gain from life insurance policy death benefit	(72)	(430)
Deferred income tax benefit	(76)	(1,045)
Issuance of common shares donated to the Everett Co-operative Bank Charitable Foundation	—	2,600
ESOP expense	365	215
Stock-based compensation expense	20	—
Increase in other assets	(1,513)	(1,624)
Increase in other liabilities	1,041	582
Net cash provided by operating activities	3,803	4,740

Cash flows from investing activities:
Purchases of held-to-maturity securities	(2,437)	(11,704)
Proceeds from paydowns and maturities of held-to-maturity securities	5,141	7,150
Purchase of interest-bearing time deposits	—	(300)
Proceeds from maturities of interest bearing time deposits	300	—
Purchase of Federal Home Loan Bank Stock	(3,204)	(3,084)
Redemption of Federal Home Loan Bank Stock	926	1,819
Loan originations and principal collections, net	(103,487)	(212,760)
Purchase of loans	(9,262)	(7,059)
Recoveries of loans previously charged off	1	1
Capital expenditures	(236)	(177)
Proceeds from life insurance policy death benefit	—	896
Net cash used in investing activities	(112,258)	(225,218)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW and savings accounts	(27,794)	13,468
Net increase in time deposits	122,176	67,527
Proceeds from long-term Federal Home Loan Bank advances	185,000	20,000
Repayments of long-term Federal Home Loan Bank advances	(80,000)	—
Net change in short-term Federal Home Loan Bank advances	(55,000)	21,475
Net proceeds from issuance of common stock	—	79,247
Common stock repurchased	(590)	—
Net cash provided by financing activities	143,792	201,717

Net increase (decrease) in cash and cash equivalents	35,337	(18,761)
Cash and cash equivalents at beginning of year	62,050	52,975
Cash and cash equivalents at end of period	$97,387	$34,214

Supplemental disclosures:
Interest paid	$20,480	$2,395
Income taxes paid	1,931	1,595
Noncash activities:
Transfer of bank-owned life insurance to other assets	72	—
Effect of the adoption of ASU 2016-13
Allowance for credit losses	182	—
Deferred income taxes	266	—
Other liabilities	761	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 - CONVERSION

On March 9, 2022, the Board of Directors of Everett Co-operative Bank (the "Bank") adopted a Plan of Conversion under which the Bank would convert from a Massachusetts mutual co-operative bank into a Massachusetts stock co-operative bank and become the wholly owned subsidiary of a newly chartered stock holding company, ECB Bancorp, Inc. (the “Holding Company”). The Plan of Conversion received all of the approvals of various regulatory agencies and the Plan of Conversion was approved by the required vote of more than two-thirds of the Bank’s depositors present and voting at a special meeting of depositors held on May 5, 2022. The Bank’s mutual to stock conversion and the Company’s stock offering were consummated on July 27, 2022. In the offering, the Company sold 8,915,247 shares of common stock at a per share price of $10.00 for gross offering proceeds of $89.2 million. Additionally, the Company contributed 260,000 shares and $600,000 in cash to the Everett Co-operative Bank Charitable Foundation (the “Foundation”).

The Bank has established a Liquidation Account in an amount equal to the net worth of the Bank as of the date of the latest consolidated statement of financial condition contained in the final prospectus distributed in connection with the Company's stock offering. The function of the Liquidation Account is to establish a priority on liquidation of the Bank. The Liquidation Account will be maintained by the Bank for the benefit of the eligible account holders who continue to maintain deposit accounts with the Bank following the conversion. Each eligible account holder shall, with respect to each deposit account, hold a related inchoate interest in a portion of the Liquidation Account balance, in relation to each deposit account balance at the eligibility record date, or to such balance as it may be subsequently reduced, as hereinafter provided. The initial Liquidation Account balance shall not be increased, and shall be subject to downward adjustment to the extent of any downward adjustment of any subaccount balance of any eligible account holder in accordance with the regulations of the Division of Banks of the Commonwealth of Massachusetts.

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of ECB Bancorp, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements of ECB Bancorp, Inc. (referred to herein as "the Company," “we,” “us,” or “our”) include the balances and results of operations of the Company and the Bank, its wholly-owned subsidiary, as well as First Everett Securities Corporation, a wholly-owned subsidiary of the Bank. Intercompany transactions and balances are eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2023 and the results of operations and cash flows for the interim periods ended September 30, 2023 and 2022. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 and accompanying notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The following tables summarize the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Held-to-maturity:	Cost	Gains	Losses	Losses	Value
		(in thousands)
September 30, 2023
Debt securities issued by U.S. government-sponsored enterprises	$10,220	$—	$(523)	$—	$9,697
Mortgage-backed securities	47,687	1	(7,368)	—	40,320
Corporate bonds	11,585	—	(1,080)	—	10,505
U.S. Treasury securities	5,377	—	(55)	—	5,322
Total held-to-maturity securities	$74,869	$1	$(9,026)	$—	$65,844

December 31, 2022
Debt securities issued by U.S. government-sponsored enterprises	$11,213	$6	$(578)	$—	$10,641
Mortgage-backed securities	51,864	3	(6,181)	—	45,686
Corporate bonds	11,612	—	(1,041)	—	10,571
U.S. Treasury securities	2,902	—	(93)	—	2,809
Total held-to-maturity securities	$77,591	$9	$(7,893)	$—	$69,707

Substantially all held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three and nine months ended September 30, 2023. The Company's investments in corporate bonds are deemed “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery. The Company does not expect to suffer a credit loss as of September 30, 2023. Excluded from the table above is accrued interest on held to maturity securities of $265,000 and $267,000 at September 30, 2023 and December 31, 2022, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities for the three and nine months ended September 30, 2023. No securities held by the Company were delinquent on contractual payments at September 30, 2023, nor were any securities placed on non-accrual status for the three and nine months then ended.

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Available-for-sale	Cost	Gains	Losses	Losses	Value
		(in thousands)
September 30, 2023
Debt securities
Corporate bonds	$5,000	$6	$—	$—	$5,006
Total available-for-sale securities	$5,000	$6	$—	$—	$5,006
December 31, 2022
Debt securities
Corporate bonds	$4,991	$10	$—	$—	$5,001
Total available-for-sale securities	$4,991	$10	$—	$—	$5,001

The Company did not record a provision for estimated credit losses on any available for sale securities for the three and nine months ended September 30, 2023. Excluded from the table above is accrued interest on available for sale securities of $57,000 and $49,000 at September 30, 2023 and December 31, 2022, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities for the three and nine months ended September 30, 2023. No securities held by the Company were delinquent on contractual payments at September 30, 2023, nor were any securities placed on non-accrual status for the three and nine months then ended.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available for sale and held to maturity securities as of September 30, 2023 is presented below:

	Available-
	for-sale	Held-to-maturity
	Fair	Amortized	Fair
	Value	Cost	Value
	(in thousands)
Within 1 year	$5,006	$7,267	$7,183
After 1 year through 5 years	—	21,672	20,324
After 5 years through 10 years	—	3,538	3,068
After 10 years	—	42,392	35,269
Total	$5,006	$74,869	$65,844

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of securities during the three and nine months ended September 30, 2023 and 2022.

The carrying value of securities pledged to secure advances from the Federal Home Loan Bank of Boston (“FHLBB”) was $63.3 million and $63.0 million as of September 30, 2023 and December 31, 2022, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and have no allowance for credit losses, are as follows as of September 30, 2023 and December 31, 2022:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(in thousands)
September 30, 2023
Held to Maturity:
Debt securities issued by U.S. government-sponsored enterprises	$2,723	$(23)	$6,974	$(500)	$9,697	$(523)
Mortgage-backed securities	7,442	(275)	32,748	(7,093)	40,190	(7,368)
Corporate bonds	-	-	10,505	(1,080)	10,505	(1,080)
U.S. Treasury securities	2,476	(1)	2,846	(54)	5,322	(55)
Total temporarily impaired securities	$12,641	$(299)	$53,073	$(8,727)	$65,714	$(9,026)

December 31, 2022
Held to Maturity:
Debt securities issued by U.S. government-sponsored enterprises	$2,847	$(40)	$5,046	$(538)	$7,893	$(578)
Mortgage-backed securities	20,795	(1,294)	24,710	(4,887)	45,505	(6,181)
Corporate bonds	10,571	(1,041)	-	-	10,571	(1,041)
U.S. Treasury securities	2,809	(93)	-	-	2,809	(93)
Total temporarily impaired securities	$37,022	$(2,468)	$29,756	$(5,425)	$66,778	$(7,893)

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At September 30, 2023, four debt securities issued by U.S. government-sponsored enterprises, fifty-two mortgage backed securities, seven corporate bonds and two U.S. treasury securities had unrealized losses with aggregate depreciation of 5.1%, 15.5%, 9.3% and 1.0%, respectively, from the Company’s amortized cost basis. These unrealized losses relate to changes in market interest rates since acquiring the securities. As management has the intent and ability to hold debt securities until maturity or cost recovery, no allowance for credit losses on securities is deemed necessary as of September 30, 2023.

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

Loans consisted of the following as of the dates indicated:

	At September 30,		At December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$395,290	39.3%	$355,381	39.8%
Multi-family	281,192	28.0%	241,951	27.1%
Commercial	185,657	18.5%	156,212	17.5%
Home equity lines of credit and loans	33,407	3.3%	27,783	3.1%
Construction	101,615	10.1%	107,317	12.0%
Other loans:
Commercial loans	8,471	0.8%	4,266	0.5%
Consumer	248	0.0%	222	0.0%
	1,005,880	100.0%	893,132	100.0%
Less:
Net deferred loan fees	(229)		(258)
Allowance for credit losses	(8,292)		(7,200)
Total loans, net	$997,359		$885,674

Certain directors and executive officers of the Company and companies in which they have a significant ownership interest are also customers of the Bank. Total outstanding loan balances to such persons and their companies amounted to $889,000 and $943,000 as of September 30, 2023 and December 31, 2022, respectively. The following table sets forth the activity for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Beginning Balance	$909	$1,223	$943	$1,257
New Loans	—	—	—	—
Advances	—	75	—	375
Paydowns	(20)	(325)	(54)	(659)
Ending Balance	$889	$973	$889	$973

The carrying value of loans pledged to secure advances from the FHLBB were $558.3 million and $333.5 million as of September 30, 2023 and December 31, 2022, respectively.

The following tables set forth information regarding the allowance for credit losses as of and for the three and nine months ended September 30, 2023:

	For the three months ended September 30, 2023
	(in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance(1)
Real estate loans:
One-to-four family residential	$1,980	$-	$-	$40	$2,020
Multi-family	2,150	-	-	79	2,229
Commercial	2,348	-	-	(154)	2,194
Home equity lines of credit and loans	203	-	-	4	207
Construction	1,570	-	-	(126)	1,444
Other loans:
Commercial loans	218	-	-	(21)	197
Consumer	1	(1)	1	-	1
Total	$8,470	$(1)	$1	$(178)	$8,292

	For the nine months ended September 30, 2023
	(in thousands)
	Beginning Balance	Cumulative effect accounting adjustment(2)	Charge-offs	Recoveries	Provision	Ending Balance(1)
Real estate loans:
One-to-four family residential	$1,703	$130	$-	$-	$187	$2,020
Multi-family	1,839	77	-	-	313	2,229
Commercial	1,797	145	-	-	252	2,194
Home equity lines of credit and loans	194	(20)	-	-	33	207
Construction	1,286	136	-	-	22	1,444
Other loans:
Commercial loans	60	34	-	-	103	197
Consumer	1	-	(1)	1	-	1
Unallocated	320	(320)	-	-	-	-
Total	$7,200	$182	$(1)	$1	$910	$8,292

(1) Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $2.9 million as of September 30, 2023.

(2) Represents an adjustment needed to reflect the cumulative day one impact pursuant to the Company's adoption of Accounting Standards Update 2016-13. The adjustment for the nine months ended September 30, 2023 represents a $182,000 increase to the allowance attributable to the change in accounting methodology for estimating the allowance for credit losses resulting from the Company's adoption of the standard.

The following table shows the age analysis of past due loans as of the date indicated:

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more and accruing
	(in thousands)
As of September 30, 2023
Real estate loans:
One-to-four family residential	$507	$—	$274	$781	$394,509	$395,290	$—
Multi-family	—	—	—	—	281,192	281,192	—
Commercial	—	—	—	—	185,657	185,657	—
Home equity lines of credit and loans	97	8	16	121	33,286	33,407	—
Construction	—	—	—	—	101,615	101,615	—

Other loans:
Commercial	—	—	—	—	8,471	8,471	—
Consumer	—	—	—	—	248	248	—
	$604	$8	$290	$902	$1,004,978	$1,005,880	$—

The following table shows information regarding nonaccrual loans as of the dates indicated:

	As of September 30, 2023			Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total	Interest Income Recognized	Interest Income Recognized
(in thousands)

Real estate loans:
One-to-four family residential	$—	$1,195	$1,195	$12	$26
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity lines of credit and loans	—	16	16	—	—
Construction	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total nonaccrual loans	$—	$1,211	$1,211	$12	$26

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial loans with aggregate potential outstanding balances of $500,000 or more, and all commercial real estate loans (including multi-family and construction loans as well as residential and home equity line of credit loans to commercial borrowers) with aggregate potential outstanding balances of $1.0 million or more. For loans that are not formally rated, the Company initially assesses credit quality based upon the borrower’s ability to pay and subsequently monitors these loans based on the borrower’s payment activity.

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of September 30, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
	2023	2022	2021	2020	2019	Prior
As of September 30, 2023	(in thousands)
One-to-four family residential
Pass	$2,956	$36,791	$15,626	$5,206	$4,268	$9,320	$—	$—	$74,167
Special Mention	—	—	—	810	—	457	—	—	1,267
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	35,886	89,996	73,559	52,081	7,482	60,852	—	—	319,856
Total	$38,842	$126,787	$89,185	$58,097	$11,750	$70,629	$—	$—	$395,290

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$40,732	$195,365	$24,872	$8,942	$—	$10,031	$1,050	$—	$280,992
Special Mention	200	—	—	—	—	—	—	—	200
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$40,932	$195,365	$24,872	$8,942	$—	$10,031	$1,050	$—	$281,192

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$32,013	$72,933	$24,286	$16,663	$4,096	$31,970	$3,696	$—	$185,657
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$32,013	$72,933	$24,286	$16,663	$4,096	$31,970	$3,696	$—	$185,657

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$327	$—	$—	$—	$—	$—	$6,252	$—	$6,579
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	377	37	12	—	67	41	25,734	560	26,828
Total	$704	$37	$12	$—	$67	$41	$31,986	$560	$33,407

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$20,653	$54,145	$18,883	$—	$2,006	$2,988	$—	$—	$98,675
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	1,303	1,637	—	—	—	—	—	—	2,940
Total	$21,956	$55,782	$18,883	$—	$2,006	$2,988	$—	$—	$101,615

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial loans
Pass	$3,402	$3,454	$440	$40	$87	$159	$817	$—	$8,399
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	72	—	—	—	—	—	72
Total	$3,402	$3,454	$512	$40	$87	$159	$817	$—	$8,471

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	38	40	48	—	—	74	48	—	248
Total	$38	$40	$48	$—	$—	$74	$48	$—	$248

Current-period gross charge-offs (2)	$1	$—	$—	$—	$—	$—	$—	$—	$—

(1) There was one home equity line of credit loan originated prior to 2019 with an amortized cost of $16,000 that is not formally rated and was on non-accrual as of September 30, 2023. All other loans not formally rated were accruing as of September 30, 2023.

(2) Gross charge-off disclosures are made starting in the period of adoption and prospectively.
At September 30, 2023, the Company had one consumer mortgage loan secured by residential real estate property in the process of foreclosure with a carrying amount of $110,000.

For the three and nine months ended September 30, 2023, the Company did not provide loan restructurings involving borrowers that are experiencing financial difficulty.

Prior Period Disclosures Pre Adoption of ASC 326

The following tables set forth information regarding the allowance for loan losses for the three and nine months ended September 30, 2022:

	For the three months ended September 30, 2022
	(in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family residential	$1,469	$-	$-	$183	$1,652
Multi-family	779	-	-	386	1,165
Commercial	1,353	-	-	201	1,554
Home equity lines of credit and loans	193	-	1	10	204
Construction	950	-	-	131	1,081
Other loans:
Commercial loans	46	-	-	14	60
Consumer	1	-	-	-	1
Unallocated	320	-	-	-	320
Total	$5,111	$-	$1	$925	$6,037

	For the nine months ended September 30, 2022
	(in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Real estate loans:
One-to-four family residential	$1,271	$-	$-	$381	$1,652
Multi-family	417	-	-	748	1,165
Commercial	1,099	-	-	455	1,554
Home equity lines of credit and loans	185	-	1	18	204
Construction	855	-	-	226	1,081
Other loans:
Commercial loans	60	-	-	-	60
Consumer	2	-	-	(1)	1
Unallocated	347	-	-	(27)	320
Total	$4,236	$-	$1	$1,800	$6,037

The following table sets forth information regarding the allowance for loan losses and portfolio evaluation method as of December 31, 2022:

	As of December 31, 2022
	(in thousands)
	Allowance for loans individually evaluated for impairment	Allowance for loans collectively evaluated for impairment	Total allowance for loan losses	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Real estate loans:
One-to-four family residential	$-	$1,703	$1,703	$656	$354,725
Multi-family	-	1,839	1,839	-	241,951
Commercial	-	1,797	1,797	-	156,212
Home equity lines of credit and loans	-	194	194	-	27,783
Construction	-	1,286	1,286	-	107,317
Other loans:
Commercial loans	-	60	60	-	4,266
Consumer	-	1	1	-	222
Unallocated	-	320	320	-	-
Total	$-	$7,200	$7,200	$656	$892,476

The following table shows the age analysis of past due financing receivables as of the date indicated:

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more and accruing	Loans on Non-accrual
	(in thousands)
As of December 31, 2022
Real estate loans:
One-to-four family residential	$—	$—	$189	$189	$355,192	$355,381	$—	$656
Multi-family	—	—	—	—	241,951	241,951	—	—
Commercial	—	—	—	—	156,212	156,212	—	—
Home equity lines of credit and loans	—	—	—	—	27,783	27,783	—	—
Construction	—	—	—	—	107,317	107,317	—	—

Other loans:
Commercial	—	—	—	—	4,266	4,266	—	—
Consumer	—	—	—	—	222	222	—	—
	$—	$—	$189	$189	$892,943	$893,132	$—	$656

The following table presents the Bank’s loans by credit quality indicator as of December 31, 2022:

	Real Estate
				Home Equity
	Residential	Multi-family	Commercial	Lines of Credit and Loans	Construction	Commercial	Consumer	Total
	(In Thousands)
As of December 31, 2022
Grade
Pass	$63,817	$241,951	$156,212	$2,995	$103,272	$4,266	$—	$572,513
Special mention	467	—	—	—	—	—	—	467
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated	291,097	—	—	24,788	4,045	—	222	320,152
	$355,381	$241,951	$156,212	$27,783	$107,317	$4,266	$222	$893,132

Information about loans that meet the definition of an impaired loan in Accounting Standards Codification (ASC) 310-10-35 is as follows as of and for the three and nine months ended September 30, 2022:

	As of September 30, 2022			Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)

September 30, 2022
With no related allowance recorded:
One-to-four family residential	$699	$699	$—	$701	$29	$694	$41
Home equity lines of credit and loans	—	—	—	—	—	33	1
Total impaired loans	$699	$699	$—	$701	$29	$727	$42

There were no impaired loans with an allowance recorded as of or during the nine months ended September 30, 2022.

Information about loans that meet the definition of an impaired loan in Accounting Standards Codification (ASC) 310-10-35 is as follows as of December 31, 2022:

	As of December 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)

December 31, 2022
With no related allowance recorded:
One-to-four family residential	$656	$656	$—
Total impaired loans	$656	$656	$—

There were no impaired loans with an allowance recorded as of December 31, 2022.

There were no consumer mortgage loans secured by residential real estate in the process of foreclosure as of December 31, 2022.

During three and nine months ended September 30, 2022, there were no loans that were modified in a troubled debt restructuring and there were no loans modified as TDR loans that subsequently defaulted within one year of the modification.

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

For the three and nine months ended September 30, 2022, a benefit of $0 and $582,000, respectively, was recorded to reflect a reduction in the liability related to the withdrawal from the defined benefit plan. The reduction was primarily driven by increases in interest rates since December 31, 2021, which caused defined benefit plan discount rates to rise. In May of 2022, the final withdrawal liability was determined to be $1,419,000. The Company paid the final amount and has withdrawn from the Plan in the second quarter of 2022.

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

Total expense related to the 401(k) plan for the three and nine months ended September 30, 2023 amounted to $120,000 and $351,000, respectively. Total expense related to the 401(k) plan for the three and nine months ended September 30, 2022 amounted to $100,000 and $280,000, respectively.

Employee Incentive Plan

The Company provides an employee incentive plan which is approved annually by the Board of Directors, based on various factors. The employee incentive plan expense for the three and nine months ended September 30, 2023 amounted to $363,000 and $1,077,000, respectively. The employee incentive plan expense for the three and nine months ended September 30, 2022 amounted to $355,000 and $918,000, respectively.

Supplemental Executive Retirement Plan (SERP)

The Company formed a SERP for certain executive officers. The SERP provides nonfunded retirement benefits designed to supplement benefits available through the Bank’s other retirement plans for employees.

The liability for the SERP amounted to $1,022,000 and $1,156,000 as of September 30, 2023 and December 31, 2022, respectively. The benefit for the three and nine months ended September 30, 2023 amounted to $19,000 and $58,000, respectively. The expense for the three and nine months ended September 30, 2022 amounted to $25,000 and $76,000, respectively.

Director Fee Continuation Plan (DFCP)

Effective January 1, 2017, the Company established a Director Fee Continuation Plan which provides supplemental retirement benefits for directors. Under the DFCP, individuals who are directors as of the effective date of the DFCP are 100% vested in their benefits. Individuals who become directors after the effective date shall be fully vested in their accounts after having served on the Board of Directors for twelve years. The expense for the three and nine months ended September 30, 2023 amounted to $22,000 and

$66,000, respectively. The expense for the three and nine months ended September 30, 2022 amounted to $32,000 and $96,000, respectively.

Supplemental Executive Retirement Agreement

On January 1, 2018, the Company entered into a supplemental executive retirement agreement with a named executive officer whereby the Company is obligated to provide post-retirement salary continuation benefits equal to 60% of the executive officer’s final average compensation, as defined. Benefits are 100% vested, commence upon retirement, and are payable based on a ten-year certain and life annuity. The liability for the Plan amounted to $3,170,000 and $3,081,000 as of September 30, 2023 and December 31, 2022, respectively. The expense recognized for the Plan for the three and nine months ended September 30, 2023 amounted to $30,000 and $89,000, respectively. The expense recognized for the Plan for the three and nine months ended September 30, 2022 amounted to $187,000 and $561,000, respectively.

Executive Deferred Compensation Plans

In 2021 and 2023, the Company entered into deferred compensation plans with two named executive officers that allow the Company to make contributions to an account for the executive officers each year, as of January 1, based on the prior year’s performance and the Company's intent that the contribution equal 10% of the executive officers' salaries and bonuses. The Company may make other contributions to the deferred compensation plans, at its discretion, at other times during the year. The expense recognized under the deferred compensation plans for the three and nine months ended September 30, 2023 amounted to $41,000 and $63,000, respectively. The expense recognized under the deferred compensation plans for the three and nine months ended September 30, 2022 amounted to $5,000 and $27,000, respectively.

Deferred Compensation Plan for Directors

The Company maintains the Everett Co-operative Bank Deferred Compensation Plan for Directors (the “Director Deferred Compensation Plan”) to allow for certain tax planning opportunities and additional retirement income for directors of the Company. All non-employee directors are eligible to participate in the Director Deferred Compensation Plan. Under the Director Deferred Compensation Plan, directors may elect to defer the receipt of up to 100% of their director fees. Participants are always 100% vested in their deferred fees and any interest credited to those deferrals. Earnings are credited to a participant’s deferrals each year and are indexed to the highest certificate of deposit rate offered by the Bank on January 1st of each year. The liability for the Director Deferred Compensation Plan amounted to $658,000 and $592,000 as of September 30, 2023 and December 31, 2022, respectively.

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

Survivor Benefit Plan

The Company entered into Survivor Benefit Plan Participation Agreements with a group of employees whereby the Company is obligated to provide up to two years of recognized compensation, as defined, to the beneficiary if the participant dies while employed by the Company. There was no expense recorded during the three and nine months ended September 30, 2023. The expense recognized for the three and nine months ended September 30, 2022 was $0 and $166,000, respectively.

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

Total compensation expense recognized in connection with the ESOP was $114,000 and $365,000 for the three and nine months ended September 30, 2023, respectively. The expense recognized was $215,000 for both the three and nine months ended September 30, 2022. The following table presents share information held by the ESOP:

	As of September 30, 2023	As of December 31, 2022
	(Dollars in thousands)

Allocated shares	36,701	36,701
Shares committed to be released	27,451	-
Unallocated shares	669,868	697,319
Total shares	734,020	734,020
Fair value of unallocated shares	$7,353	$11,192

NOTE 6 - STOCK-BASED COMPENSATION

On September 7, 2023, the Company adopted the ECB Bancorp, Inc. 2023 Equity Incentive Plan ("2023 Equity Plan”). The 2023 Equity Plan provides 1,248,133 shares of common stock for equity based compensation awards including restricted stock awards, restricted stock units, stock options, and incentive stock options. As of September 30, 2023, there were 1,003,189 shares available for future grants.

Stock-Based Compensation - Stock Options

On September 8, 2023, the Company granted 174,960 stock options to non-employee directors. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The following table sets forth information regarding the grant:

Date of grant	9/8/2023
Options granted	174,960
Vesting period (years)	5
Expiration date	9/8/2033
Expected volatility (1)	30.17%
Expected term (years) (2)	6.50
Expected dividend yield (3)	0.00%
Risk free rate of return (4)	4.31%
Fair value per option	$4.74

(1) Expected volatility is based on the standard deviation of the historical volatility of the daily adjusted closing price of a group of peers' shares.

(2) Expected term represents the period of time that the option is expected to be outstanding. The Company determined that expected life using the "Simplified Method."

(3) Expected dividend yield is determined based on management's expectations regarding issuing dividends in the foreseeable future.

(4) The risk-free rate of return is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected term of the option.

The following tables represent stock option activities for the periods indicated:

Three months ended September 30, 2023
	Outstanding and exercisable				Non-vested
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($1000)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($1000)
Balance at beginning of period	-	$-	-	$-	-	$-	-	$-
Granted	-	-	-	-	174,960	11.80	9.95	-
Exercised	-	-	-	-	-	-	-	-
Vested	-	-	-	-	-	-	-	-
Forfeited or expired	-	-	-	-	-	-	-	-
Balance at end of period	-	$-	-	$-	174,960	$11.80	9.95	$-

Nine months ended September 30, 2023
	Outstanding and exercisable				Non-vested
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($1000)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($1000)
Balance at beginning of period	-	$-	-	$-	-	$-	-	$-
Granted	-	-	-	-	174,960	11.80	9.95	-
Exercised	-	-	-	-	-	-	-	-
Vested	-	-	-	-	-	-	-	-
Forfeited or expired	-	-	-	-	-	-	-	-
Balance at end of period	-	$-	-	$-	174,960	$11.80	9.95	$-

Stock-Based Compensation - Restricted Stock Awards

The restricted stock awards are measured based on grant-date fair value, which reflects the closing price of our stock on the date of grant. Restricted stock awards vest over five years in equal portions beginning on the first anniversary date of the restricted stock award.

On September 8, 2023, the Company granted 69,984 restricted stock awards to non-employee directors with a five-year vesting period. The following table represents information regarding non-vested restricted stock award activities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at beginning of period	-	$-	-	$-
Granted	69,984	11.80	69,984	11.80
Vested	-	-	-	-
Forfeited	-	-	-	-
Balance at end of period	69,984	$11.80	69,984	$11.80

The following table represents the compensation expense and income tax benefit recognized for stock options and restricted stock awards for the periods indicated:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(in thousands)
Stock-based compensation expense
Stock options	$10	$10
Restricted stock awards	10	10
Total stock-based compensation expense	$20	$20
Related tax benefits recognized in earnings	$6	$6

There was no stock-based compensation expense or related income tax benefit recognized for the three and nine months ended September 30, 2022.

The following table sets forth the total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized as of September 30, 2023:

	Amount	Weighted average period
	(in thousands)
Stock options	$819	4.95
Restricted stock awards	816	4.95
Total	$1,635

There was no unrecognized stock-based compensation expense as of December 31, 2022.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2023 and December 31, 2022.

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

As of September 30, 2023 and December 31, 2022, the following summarizes assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
		Markets for	Observable	Inputs
		Identical Assets	Inputs	Level 3
		Level 1	Level 2

		(in thousands)
September 30, 2023
Corporate bonds	$5,006	$—	$5,006	$—
				$—
Total available for-sale-securities	$5,006	$—	$5,006	$—

December 31, 2022
Corporate bonds	$5,001	$—	$5,001	$—

Total available for-sale-securities	$5,001	$—	$5,001	$—

Under certain circumstances, the Company makes adjustments to its assets and liabilities although they are not measured at fair value on an ongoing basis.

As of September 30, 2023 and December 31, 2022, the Bank had no assets or liabilities for which a nonrecurring change in fair value had been recorded.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. For September 30, 2023 and December 31, 2022, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

	September 30, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$97,387	$97,387	$97,387	$-	$-
Held-to-maturity securities	74,869	65,844	-	65,844	-
Federal Home Loan Bank stock	9,571	9,571	-	9,571	-
Loans, net	997,359	915,147	-	-	915,147
Accrued interest receivable	3,390	3,390	3,390	-	-
Bank-owned life insurance	14,367	14,367	-	14,367	-

Financial liabilities:
Deposits, other than certificates of deposit	$370,508	$370,508	$-	$370,508	$-
Certificates of deposit	442,023	434,310	-	434,310	-
Federal Home Loan Bank advances	224,000	217,282	-	217,282	-
Accrued interest payable	1,284	1,284	1,284	-	-

	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$62,050	$62,050	$62,050	$-	$-
Interest bearing time deposits	300	300	-	300	-
Held-to-maturity securities	77,591	69,707	-	69,707	-
Federal Home Loan Bank stock	7,293	7,293	-	7,293	-
Loans, net	885,674	841,271	-	-	841,271
Accrued interest receivable	2,632	2,632	2,632	-	-
Bank-owned life insurance	14,067	14,067	-	14,067	-

Financial liabilities:
Deposits, other than certificates of deposit	$398,302	$398,302	$-	$398,302	$-
Certificates of deposit	319,847	310,943	-	310,943	-
Federal Home Loan Bank advances	174,000	172,427	-	172,427	-
Accrued interest payable	736	736	736	-	-

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of September 30, 2023 and December 31, 2022, the maximum potential amount of the Company’s obligation was $0 and $13,000, respectively, for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Amounts of financial instruments whose contract amounts represent off-balance sheet credit risk are as follows as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
Commitments to originate loans	$32,696	$37,220
Commitments to purchase loans	3,035	6,653
Unadvanced funds on lines of credit	79,871	80,224
Unadvanced funds on construction loans	56,275	72,431
Letters of credit	-	13
	$171,877	$196,541

The Bank accrues for credit losses related to off-balance sheet financial instruments. Potential losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for credit losses, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $949,000 and $402,000 as of September 30, 2023 and December 31, 2022, respectively. For the three and nine months ended September 30, 2023, a benefit of $6,000 and $214,000, respectively, was recorded to reflect a reduction in allowance for off-balance sheet commitments. Provision recorded for off-balance sheet commitments was $61,000 and $120,000 for the three and nine months ended September 30, 2022, respectively.

NOTE 9 – OTHER COMPREHENSIVE (LOSS) INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive (loss) income and related tax effects are as follows for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Unrealized (losses) gains on securities:
Net unrealized holding (losses) gains on available-for-sale securities	$(2)	$3	$(4)	$(24)
Reclassification adjustment for realized gains in net income	—	—	—	—
	(2)	3	(4)	(24)
Income tax (expense) benefit	—	(1)	1	7
Net-of-tax amount	(2)	2	(3)	(17)
Other comprehensive (loss) income, net of tax	$(2)	$2	$(3)	$(17)

Accumulated other comprehensive income as of September 30, 2023 and December 31, 2022 consists of unrecognized benefit costs, net of taxes, and unrealized holding gains on securities available for sale, net of tax, as follows:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Net unrealized holding gains on securities available-for-sale, net of tax	$6	$9
Unrecognized SERP costs, net of tax	149	149
Unrecognized director fee continuation plan costs, net of tax	91	91

Accumulated other comprehensive income	$246	$249

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

Management believes, as of September 30, 2023, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2023, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of the dates indicated:

			Minimum For Capital		Minimum To Be Well
			Adequacy Purposes		Capitalized Under
			Plus Capital		Prompt Corrective
	Actual		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of September 30, 2023
Total Capital (to Risk Weighted Assets)	$142,830	16.40%	$91,443	10.50%	$87,089	10.00%
Tier 1 Capital (to Risk Weighted Assets)	133,589	15.34%	74,026	8.50%	69,671	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	133,589	15.34%	60,962	7.00%	56,608	6.50%
Tier 1 Capital (to Average Assets)	133,589	11.14%	47,955	4.00%	59,943	5.00%

As of December 31, 2022
Total Capital (to Risk Weighted Assets)	$138,023	16.40%	$88,386	10.50%	$84,177	10.00%
Tier 1 Capital (to Risk Weighted Assets)	130,421	15.49%	71,550	8.50%	67,342	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	130,421	15.49%	58,924	7.00%	54,715	6.50%
Tier 1 Capital (to Average Assets)	130,421	13.89%	37,562	4.00%	46,953	5.00%

NOTE 11 - EARNINGS PER SHARE ("EPS")

Basic earnings per share is calculated by dividing the income available to common shares by the weighted-average number of common shares outstanding during the period. Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options) were issued during the period, computed using the treasury stock method. There were no securities that had a dilutive effect during the three and nine months ended September 30, 2023 or the three and nine months ended September 30, 2022. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Net income (loss) allocated to common stock	$1,341	$(1,035)	$3,667	$1,744

Weighted-average common shares outstanding used to calculate basic earnings (loss) per common share	8,486,577	8,445,615	8,485,936	8,445,615
Add: Dilutive effect of stock options and restricted stock awards	-	-	-	-
Weighted-average common shares outstanding used to calculate diluted earnings (loss) per common share	8,486,577	8,445,615	8,485,936	8,445,615

Earnings (loss) per common share
Basic	$0.16	$(0.12)	$0.43	$0.21
Diluted	$0.16	$(0.12)	$0.43	$0.21

For the three and nine months ended September 30, 2023, the shares that were anti-dilutive, and therefore excluded from the calculation of diluted earnings per share, included options to purchase 174,960 shares of common stock and 69,984 shares of restricted stock awards. For the three and nine months ended September 30, 2022, there were no anti-dilutive shares.

NOTE 12 - SUBSEQUENT EVENTS

On October 31, 2023, the Company granted a total of 235,973 restricted stock awards to certain employees pursuant to its 2023 Equity Incentive Plan. The fair value of the stock granted was approximately $2.4 million.

On October 31, 2023, the Company granted a total of 589,009 stock options to certain employees pursuant to its 2023 Equity Incentive Plan. These options were granted with an exercise price of $10.12.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2023 and 2022 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total Assets. Total assets increased $149.3 million, or 14.0%, to $1.21 billion at September 30, 2023 from $1.06 billion at December 31, 2022. The increase was primarily the result of increases in loans and cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $35.3 million, or 56.9%, to $97.4 million at September 30, 2023 from $62.1 million at December 31, 2022. Cash and cash equivalents increased primarily due to increases in deposits and borrowings that were greater than our loan growth as we have focused on maintaining strong levels of liquidity.

Loans. Net loans increased $111.7 million, or 12.6%, to $997.4 million at September 30, 2023 from $885.7 million at December 31, 2022.

•
One-to-four family residential real estate loans increased $39.9 million, or 11.2%, to $395.3 million at September 30, 2023 from $355.4 million at December 31, 2022.
•
Multi-family real estate loans increased $39.3 million, or 16.2%, to $281.2 million at September 30, 2023 from $242.0 million at December 31, 2022.
•
Commercial real estate loans increased $29.4 million, or 18.8%, to $185.7 million at September 30, 2023 from $156.2 million at December 31, 2022.

Federal Home Loan Bank stock. The Federal Home Loan Bank (FHLB) is a cooperative bank that provides services to its member banking institutions. The primary reason for our membership in the FHLB is to gain access to a reliable source of wholesale funding and as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. We purchase and/or are subject to redemption of FHLB stock proportional to the volume of funding received and view the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. We held an investment in FHLB stock of $9.6 million and $7.3 million at September 30, 2023 and December 31, 2022, respectively. The amount of stock we are required to purchase is in proportion to our FHLB borrowings and level of total assets. Accordingly, the increase in the FHLB stock is due to increased borrowings.

Bank-owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Bank-owned life insurance increased $300,000, or 2.1%, to $14.4 million at September 30, 2023 from $14.1 million at December 31, 2022. The increase was due to an increase of $300,000 in the cash surrender value of our bank-owned life insurance portfolio during the nine months ended September 30, 2023.

Deposits. Deposits increased $94.4 million, or 13.1%, to $812.5 million at September 30, 2023 from $718.1 million at December 31, 2022.

•
Certificates of deposit increased $122.2 million, or 38.2%, to $442.0 million at September 30, 2023 from $319.8 million at December 31, 2022. Brokered certificates of deposit decreased $13.1 million, or 13.1%, to $87.7 million at September 30, 2023 from $100.8 million at December 31, 2022.
•
Savings accounts increased $19.5 million, or 13.2%, to $167.9 million at September 30, 2023 from $148.4 million at December 31, 2022.
•
Money market deposit accounts decreased $38.7 million, or 28.5%, to $97.4 million at September 30, 2023 from $136.1 million at December 31, 2022.
•
Interest bearing checking accounts decreased $8.4 million, or 29.2%, to $20.5 million at September 30, 2023 from $28.9 million at December 31, 2022.

Core deposits (defined as all deposits other than certificates of deposit), decreased $27.8 million, or 7.0%, to $370.5 million at September 30, 2023 from $398.3 million at December 31, 2022.

Federal Home Loan Bank Advances. Advances from the Federal Home Loan Bank increased $50.0 million, or 28.7%, to $224.0 million at September 30, 2023 from $174.0 million at December 31, 2022. The increase in advances was utilized to support loan growth and enhance liquidity.

Shareholders' Equity. Total shareholders' equity increased $2.8 million, or 1.7%, to $165.5 million at September 30, 2023 from $162.7 million at December 31, 2022. The increase was primarily due to net income of $3.7 million for the nine months ended September 30, 2023 partially offset by a $677,000 reduction in retained earnings related to the adoption of CECL and a $589,000 reduction in additional paid-in capital related to stock repurchases.

Comparison of Operating Results for the Three Months Ended September 30, 2023 and September 30, 2022

Net Income. We recorded net income of $1.3 million for the three months ended September 30, 2023, compared to a net loss of $1.0 million for the three months ended September 30, 2022. The net loss during the three months ended September 30, 2022 was driven by a $3.2 million charitable contribution to the Everett Co-operative Bank Charitable Foundation made in connection with our initial public offering.

Interest and Dividend Income. Interest and dividend income increased $6.4 million, or 82.5%, to $14.2 million for the three months ended September 30, 2023 from $7.8 million for the three months ended September 30, 2022. This increase was due to a $5.2 million increase in interest and fees on loans, a $363,000 increase in interest and dividends on investment securities and an $879,000 increase in other interest income. The increase in interest and fees on loans was driven by an increase of $324.1 million in the average balance of the loan portfolio to $1.0 billion for the three months ended September 30, 2023 from $677.6 million for the three months ended September 30, 2022, as well as an increase in the average yield of 69 basis points to 4.88% during the three months ended September 30, 2023 from 4.19% during the three months ended September 30, 2022. The yield for the three months ended September 30, 2023 benefited from new loans with higher rates as well as adjustable rate loans repricing higher. The increase in interest and dividend income on investment securities was driven by an increase in the yield on securities of 73 basis points to 2.58% during the three months ended September 30, 2023 from 1.85% during the three months ended September 30, 2022, as well as an increase of $7.2 million in the average balance of the investment security portfolio to $81.4 million for the three months ended September 30, 2023 from $74.3 million for the three months ended September 30, 2022. The increase in other interest income resulted primarily from an increase in the yield on short term investments of 321 basis points to 5.39% during the three months ended September 30, 2023 from 2.18% during the three months ended September 30, 2022, as well as an increase of $37.6 million in the average balance of short term investments to $83.2 million for the three months ended September 30, 2023 from $45.6 million for the three months ended September 30, 2022. The increase in yield was driven by increases in the rate paid on reserves at the Federal Reserve Bank.

Average interest-earning assets increased $368.5 million, to $1.17 billion for the three months ended September 30, 2023 from $797.8 million for the three months ended September 30, 2022. The yield on interest-earning assets increased 90 basis points to 4.75% for the three months ended September 30, 2023 from 3.85% for the three months ended September 30, 2022.

Interest Expense. Total interest expense increased $6.9 million, or 561.2%, to $8.1 million for the three months ended September 30, 2023 from $1.2 million for the three months ended September 30, 2022. Interest expense on deposit accounts increased $4.8 million, or 470.0%, to $5.8 million for the three months ended September 30, 2023 from $1.0 million for the three months ended September 30, 2022, primarily due to an increase in the cost of interest bearing deposits of 251 basis points to 3.25% for the three months ended September 30, 2023 from 0.74% for the three months ended September 30, 2022 and an increase in the average balance of interest-bearing deposits of $167.3 million, or 30.6%, to $713.5 million for the three months ended September 30, 2023 from $546.2 million for the three months ended September 30, 2022. Interest expense on FHLB advances increased $2.0 million, or 1,035.5%, to $2.2 million for the three months ended September 30, 2023 from $197,000 for the three months ended September 30, 2022, primarily due to an increase in the average balance of FHLB advances of $179.2 million, or 405.6%, to $223.3 million for the three months ended September 30, 2023 from $44.2 million for the three months ended September 30, 2022 as well as an increase in the cost of FHLB advances of 220 basis points to 3.97% for the three months ended September 30, 2023 from 1.77% for the three months ended September 30, 2022. The increase in FHLB advances was used to fund loan growth and for liquidity management.

Net Interest and Dividend Income. Net interest and dividend income decreased $453,000, or 6.9%, to $6.1 million for the three months ended September 30, 2023 from $6.5 million for the three months ended September 30, 2022, primarily due to a decrease in the net interest rate spread of 170 basis points to 1.33% for the three months ended September 30, 2023 from 3.03% for the three months ended September 30, 2022, partially offset by a $22.0 million increase in the average balance of net interest-earning assets during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease in the net interest rate spread was due to an increase in the cost of interest-bearing liabilities that exceeded the increase in the yield on interest-earning assets resulting primarily from the significant increase in market interest rates that directly impact our funding costs. The net interest margin decreased 124 basis points to 2.00% for the three months ended September 30, 2023 from 3.24% for the three months ended September 30, 2022.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, a benefit of $184,000 was recorded for the three months ended September 30, 2023, compared to a provision of $925,000 for the three months ended September 30, 2022. The $1.1 million, or 119.9%, decrease in the provision was driven by lower loan growth during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 as well as a shift in the mix of our loan portfolio to loan segments with lower estimated credit loss reserve requirements.

Noninterest Income. Noninterest income increased $94,000, or 41.2%, to $322,000 for the three months ended September 30, 2023 from $228,000 for the three months ended September 30, 2022. The increase was driven by a $72,000 gain recognized in income from a life insurance policy death benefit during the three months ended September 30, 2023. The table below sets forth our noninterest income for three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Customer service fees	$123	$114	$9	7.9%
Income from bank-owned life insurance	175	90	85	94.4
Net gain on sales of loans	9	16	(7)	(43.8)
Other	15	8	7	87.5
Total noninterest income	$322	$228	$94	41.2%

Noninterest Expense. Noninterest expense decreased $2.5 million, or 34.1%, to $4.8 million for the three months ended September 30, 2023 from $7.3 million for the three months ended September 30, 2022. Significant changes are as follows:

•
Charitable contributions decreased $3.2 million, or 99.8%, driven by a $3.2 million contribution to the Everett Co-operative Bank Charitable Foundation made in the third quarter of 2022 in connection with the Company’s initial public offering;
•
Salaries and employee benefits increased $235,000, or 8.8%, driven by merit increases and additional staffing to support our strategic plan. Partially offsetting this increase was a decrease in supplemental executive retirement plan expenses driven by increases in defined benefit plan discount rates as well as a decrease in Employee Stock Ownership Plan (“ESOP”) costs. ESOP costs decreased due to a lower average stock price and lower number of shares committed to be released in the quarter ended September 30, 2023 as compared to the quarter ended September 30, 2022;

•
FDIC deposit insurance expense increased $152,000, or 281.5%, driven by both increases in assessment rates charged by the FDIC as well as an increase in our asset size; and
•
Professional fees increased $128,000 or 72.7% driven by increased costs related to operating as a public company.

The table below sets forth our noninterest expense for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,914	$2,679	$235	8.8%
Director compensation	139	108	31	28.7
Occupancy and equipment	243	190	53	27.9
Data processing	275	222	53	23.9
Computer software and licensing fees	88	78	10	12.8
Advertising and promotions	201	236	(35)	(14.8)
Professional fees	304	176	128	72.7
FDIC deposit insurance	206	54	152	281.5
Charitable contributions	7	3,214	(3,207)	(99.8)
Other expense	434	346	88	25.4
Total noninterest expense	$4,811	$7,303	$(2,492)	(34.1)%

Income Tax Expense. Income tax expense increased $866,000, or 203.3%, to $440,000 for the three months ended September 30, 2023 from an income tax benefit of $426,000 for the three months ended September 30, 2022. The effective tax rate was 24.7% and 29.2% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate in the three months ended September 30, 2023 benefited from a $72,000 non-taxable gain recognized into income from life insurance policy death benefits.

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

	For the Three Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest	Yield/ Rate(5)	Average Outstanding Balance	Interest	Yield/ Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,001,686	$12,313	4.88%	$677,634	$7,150	4.19%
Securities (1)	81,446	530	2.58	74,273	346	1.85
Short term investments	83,194	1,130	5.39	45,638	250	2.18
Interest bearing time deposits	-	-	-	300	1	0.71
Total interest-earning assets	1,166,326	13,973	4.75%	797,845	7,747	3.85%
Non-interest-earning assets	33,337			28,102
Total assets	$1,199,663			$825,947

Interest-bearing liabilities:
Checking accounts	21,135	4	0.08%	48,135	5	0.04%
Savings accounts	169,767	1,109	2.59	57,106	13	0.09
Money market accounts	94,988	579	2.42	178,833	215	0.48
Certificates of deposit	427,561	4,151	3.85	262,082	792	1.20
Total interest-bearing deposits	713,451	5,843	3.25	546,156	1,025	0.74
Federal Home Loan Bank advances	223,348	2,237	3.97	44,171	197	1.77
Total interest-bearing liabilities	936,799	8,080	3.42%	590,327	1,222	0.82%
Non-interest-bearing demand deposits	85,577			89,299
Non-interest-bearing liabilities	11,499			7,996
Total liabilities	1,033,875			687,622
Shareholders' Equity	165,788			138,325
Total liabilities and shareholders' equity	$1,199,663			$825,947

Net interest income		$5,893			$6,525
Net interest rate spread (2)			1.33%			3.03%
Net interest-earning assets (3)	$229,527			$207,518
Net interest margin (4)			2.00%			3.24%

Average interest-earning assets to interest- bearing liabilities			124.50%			135.15%

(1) Excludes interest and dividends on cost method investments of $193,000 and $14,000 for the three months ended September 30, 2023 and 2022, respectively.

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

	Three Months Ended September 30, 2023 vs. 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$3,839	$1,324	$5,163
Securities	36	148	184
Short term investments	315	565	880
Interest bearing time deposits	(1)	-	(1)
Total interest-earning assets	$4,189	$2,037	$6,226

Interest-bearing liabilities:
Checking accounts	$(4)	$3	$(1)
Savings accounts	73	1,023	1,096
Money market accounts	(143)	507	364
Certificates of deposit	746	2,613	3,359
Total interest-bearing deposits	672	4,146	4,818
Federal Home Loan Bank advances	1,561	479	2,040
Total interest-bearing liabilities	$2,233	$4,625	$6,858

Change in net interest income	$1,956	$(2,588)	$(632)

Comparison of Operating Results for the Nine Months Ended September 30, 2023 and September 30, 2022

Net Income. We recorded net income of $3.7 million for the nine months ended September 30, 2023, compared to net income of $1.7 million for the nine months ended September 30, 2022.

Interest and Dividend Income. Interest and dividend income increased $20.4 million, or 104.8%, to $39.9 million for the nine months ended September 30, 2023 from $19.5 million for the nine months ended September 30, 2022. This increase was due to a $17.3 million increase in interest and fees on loans, a $928,000 increase in interest and dividends on investment securities and a $2.2 million increase in other interest income. The increase in interest and fees on loans was driven by an increase of $388.5 million in the average balance of the loan portfolio to $981.1 million for the nine months ended September 30, 2023 from $592.6 million for the nine months ended September 30, 2022, as well as an increase in the average yield of 74 basis points to 4.82% during the nine months ended September 30, 2023 from 4.08% during the nine months ended September 30, 2022. The yield for the nine months ended September 30, 2023 benefited from new loans with higher rates as well as adjustable-rate loans repricing higher. The increase in interest and dividend income on investment securities was driven by an increase in the yield on securities of 79 basis points to 2.52% during the nine months ended September 30, 2023 from 1.73% during the nine months ended September 30, 2022, as well as an increase of $7.7 million in the average balance of the investment security portfolio to $81.6 million for the nine months ended September 30, 2023 from $73.9 million for the nine months ended September 30, 2022. The increase in other interest income resulted primarily from an increase in the yield on short term investments of 400 basis points to 5.10% during the nine months ended September 30, 2023 from 1.10% during the nine months ended September 30, 2022, as well as an increase of $24.1 million in the average balance of short term investments to $67.3 million for the nine months ended September 30, 2023 from $43.1 million for the nine months ended September 30, 2022. The increase in yield was driven by increases in the rate paid on reserves at the Federal Reserve Bank.

Average interest-earning assets increased $420.2 million to $1.13 billion for the nine months ended September 30, 2023 from $709.9 million for the nine months ended September 30, 2022. The yield on interest earning-assets increased 102 basis points to 4.67% for the nine months ended September 30, 2023 from 3.65% for the nine months ended September 30, 2022.

Interest Expense. Total interest expense increased $18.4 million, or 695.9%, to $21.0 million for the nine months ended September 30, 2023 from $2.6 million for the nine months ended September 30, 2022. Interest expense on deposit accounts increased $12.5 million, or 535.3%, to $14.8 million for the nine months ended September 30, 2023 from $2.3 million for the nine months ended September 30, 2022, primarily due to an increase in the cost of interest-bearing deposits of 228 basis points to 2.88% for the nine months ended September 30, 2023 from 0.60% for the nine months ended September 30, 2022 and an increase in the average balance of interest-bearing deposits of $170.8 million, or 33.0%, to $688.9 million for the nine months ended September 30, 2023 from $518.1 million for the nine months ended September 30, 2022. Interest expense on FHLB advances increased $5.9 million, or 1,904.2%, to $6.2 million for the nine months ended September 30, 2023 from $310,000 for the nine months ended September 30, 2022, due to an increase in the average balance of FHLB advances of $186.3 million, or 686.3%, to $213.4 million for the nine months ended September 30, 2023 from $27.1 million for the nine months ended September 30, 2022 as well as an increase in the cost of FHLB advances of 236 basis points to 3.89% for the nine months ended September 30, 2023 from 1.53% for the nine months ended September 30, 2022. The increase in FHLB advances were used to fund loan growth and for liquidity management.

Net Interest and Dividend Income. Net interest and dividend income increased $2.0 million, or 12.0%, to $18.9 million for the nine months ended September 30, 2023 from $16.8 million for the nine months ended September 30, 2022, primarily due to a $63.1 million increase in the average balance of net interest-earning assets during the nine months ended September 30, 2023, partially offset by a decrease in the net interest rate spread of 145 basis points to 1.55% for the nine months ended September 30, 2023 from 3.00% for the nine months ended September 30, 2022. The decrease in the net interest rate spread was due to an increase in the cost of interest-bearing liabilities that exceeded the increase in the yield on interest-earning assets resulting primarily from the significant increase in market interest rates that directly impact our funding costs. The net interest margin decreased 98 basis points to 2.18% for the nine months ended September 30, 2023 from 3.16% for the nine months ended September 30, 2022.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, a provision of $696,000 was recorded for the nine months ended September 30, 2023, which decreased $1.1 million, or 61.3%, from a provision of $1.8 million for the nine months ended September 30, 2022. The decrease in the provision was driven by lower loan growth during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Noninterest Income. Noninterest income decreased $378,000, or 32.3%, to $791,000 for the nine months ended September 30, 2023 from $1.2 million for the nine months ended September 30, 2022. The decrease resulted primarily from a decrease in income from bank-owned life insurance of $359,000. Noninterest income for the nine months ended September 30, 2023 included a gain of $72,000 from life insurance policy death benefits. Noninterest income for the nine months ended September 30, 2022 included a gain of $440,000 from life insurance policy death benefits. The table below sets forth our noninterest income for nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Customer service fees	$371	$326	$45	13.8%
Income from bank-owned life insurance	372	731	(359)	(49.1)
Net gain on sales of loans	13	84	(71)	(84.5)
Other	35	28	7	25.0
Total noninterest income	$791	$1,169	$(378)	(32.3)%

Noninterest Expense. Noninterest expense decreased $45,000, or 0.3%, to $14.0 million for the nine months ended September 30, 2023 from $14.1 million for the nine months ended September 30, 2022. Significant changes are as follows:

•
Charitable contributions decreased $3.2 million, or 99.5%, driven by a $3.2 million contribution to the Everett Co-operative Bank Charitable Foundation made in the third quarter of 2022 in connection with the Company’s initial public offering;
•
Salaries and employee benefits increased $1.7 million, or 23.9%, driven by merit increases, additional staffing to support our strategic plan as well as expenses related to the ESOP which did not exist in the first half of 2022. Partially offsetting these increases was a decrease in supplemental executive retirement plan expenses driven by increases in defined benefit plan discount rates. The nine months ended September 30, 2022 included a benefit of $582,000 to reflect a reduction in the liability related to our withdrawal from the defined benefit plan as well as expenses of $166,000 related to our Survivor Benefit Plan, both of which did not recur in the nine months ended September 30, 2023;
•
FDIC deposit insurance expense increased $450,000, or 276.1%, driven by both increases in assessment rates charged by the FDIC as well as an increase in our asset size; and
•
Professional fees increased $402,000, or 71.8%, driven by increased costs related to operating as a public company.

The table below sets forth our noninterest expense for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$8,623	$6,960	$1,663	23.9%
Director compensation	379	325	54	16.6
Occupancy and equipment	695	561	134	23.9
Data processing	810	624	186	29.8
Computer software and licensing fees	216	180	36	20.0
Advertising and promotions	576	511	65	12.7
Professional fees	962	560	402	71.8
FDIC deposit insurance	613	163	450	276.1
Charitable contributions	17	3,249	(3,232)	(99.5)
Other expense	1,125	928	197	21.3
Total noninterest expense	$14,016	$14,061	$(45)	(0.3)%

Income Tax Expense. Income tax expense increased $869,000, or 220.6%, to $1.3 million for the nine months ended September 30, 2023 from $394,000 for the nine months ended September 30, 2022. The effective tax rate was 25.6% and 18.4% for the nine months ended September 30, 2023 and 2022, respectively. The lower effective tax rate in the nine months ended September 30, 2022 was driven by $427,000 in non-taxable gains recognized into income from life insurance policy death benefits.

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

	For the Nine Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest	Yield/ Rate(5)	Average Outstanding Balance	Interest	Yield/ Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$981,116	$35,362	4.82%	$592,641	$18,095	4.08%
Securities (1)	81,562	1,539	2.52	73,865	954	1.73
Short term investments	67,286	2,566	5.10	43,139	354	1.10
Interest bearing time deposits	84	1	0.69	218	1	0.71
Total interest-earning assets	1,130,048	39,468	4.67%	709,863	19,404	3.65%
Non-interest-earning assets	32,272			27,442
Total assets	$1,162,320			$737,305

Interest-bearing liabilities:
Checking accounts	22,388	14	0.08%	38,898	23	0.08%
Savings accounts	169,817	3,129	2.46	53,691	27	0.07
Money market accounts	102,054	1,508	1.98	188,300	515	0.37
Certificates of deposit	394,673	10,164	3.44	237,245	1,767	1.00
Total interest-bearing deposits	688,932	14,815	2.88	518,134	2,332	0.60
Federal Home Loan Bank advances	213,399	6,213	3.89	27,139	310	1.53
Total interest-bearing liabilities	902,331	21,028	3.12%	545,273	2,642	0.65%
Non-interest-bearing demand deposits	84,698			85,270
Non-interest-bearing liabilities	10,805			7,923
Total liabilities	997,834			638,466
Shareholders' Equity	164,486			98,839
Total liabilities and shareholders' equity	$1,162,320			$737,305

Net interest income		$18,440			$16,762
Net interest rate spread (2)			1.55%			3.00%
Net interest-earning assets (3)	$227,717			$164,590
Net interest margin (4)			2.18%			3.16%

Average interest-earning assets to interest- bearing liabilities			125.24%			130.18%

(1) Excludes interest and dividends on cost method investments of $411,000 and $68,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

	Nine Months Ended September 30, 2023 vs. 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$13,540	$3,727	$17,267
Securities	108	477	585
Short term investments	294	1,918	2,212
Interest bearing time deposits	-	-	-
Total interest-earning assets	$13,942	$6,122	$20,064

Interest-bearing liabilities:
Checking accounts	$(10)	$1	$(9)
Savings accounts	177	2,925	3,102
Money market accounts	(334)	1,327	993
Certificates of deposit	1,785	6,612	8,397
Total deposits	1,618	10,865	12,483
Federal Home Loan Bank advances	4,816	1,087	5,903
Total interest-bearing liabilities	$6,434	$11,952	$18,386

Change in net interest income	$7,508	$(5,830)	$1,678

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Boston and the Atlantic Community Bankers Bank. At September 30, 2023, we had outstanding advances of $224.0 million from the Federal Home Loan Bank. At September 30, 2023, we had unused borrowing capacity of $213.0 million with the Federal Home Loan Bank and $10.0 million with the Atlantic Community Bankers Bank.

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

At September 30, 2023, we had $35.7 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $79.9 million in unused lines of credit to borrowers and $56.3 million in unadvanced construction loans.

Non brokered certificates of deposit due within one year of September 30, 2023 totaled $220.1 million, or 27.2%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2024, or on our savings and money market accounts.

We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2023.

Our primary investing activity is originating loans. During the nine months ended September 30, 2023 and the year ended December 31, 2022, we originated and purchased $198.6 million and $557.5 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced net increases in deposits of $94.4 million and $146.4 million for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, the level of brokered time deposits was $87.7 million and $100.8 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. FHLB advances increased by $50.0 million and $165.0 million for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively.

For additional information, see the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

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

At September 30, 2023, Everett Co-operative Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 10 of the notes to consolidated financial statements.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no sales of unregistered securities during the period covered by this Report.

On August 10, 2023, the Company announced the commencement of a stock repurchase program to acquire up to 458,762 shares, or 5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company. The following table sets forth the information regarding the Company's common stock repurchase activities during the three months ended September 30, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

From July 1, 2023 to July 31, 2023	-	-	-	-
From August 1, 2023 to August 31, 2023	17,538	$12.00	17,538	441,224
From September 1, 2023 to September 30, 2023	31,704	$11.88	31,704	409,520
Total	49,242	$11.92	49,242

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

ECB BANCORP, INC.

Date: November 9, 2023	/s/Richard J. O'Neil, Jr.
Richard J. O’Neil, Jr.
President and Chief Executive Officer

Date: November 9, 2023	/s/John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer