Form 10-K
period 2023-12-31
ECB Bancorp, Inc. /MD/
filed 2024-03-29
CIK 1914605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2023 of $13.08, was approximately $102.1 million.

As of March 28, 2024, there were 9,243,578 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders (Part III)

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
•
the extent, severity or duration of a pandemic on us and on our customers, employees and third-party service providers;
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

BUSINESS OF ECB BANCORP

ECB Bancorp (sometimes herein, the “Company”) is a Maryland corporation that was incorporated in March 2022 for the purpose of becoming the registered bank holding company for Everett Co-operative Bank (the “Bank”) upon the consummation of the Bank’s mutual to stock conversion and initial stock offering which was completed on July 27, 2022. In connection with the conversion, the Company sold 8,915,247 shares of common stock, par value $0.01 per share, which included 734,020 shares sold to the Bank’s Employee Stock Ownership Plan, for gross offering proceeds (before deducting offering expenses) of approximately $89.2 million based on the offering price of $10.00 per share. The Company also contributed 260,000 shares of common stock and $600,000 in cash to the Everett Co-operative Bank Charitable Foundation, Inc. The shares of the Company’s common stock sold in the offering began trading on the Nasdaq Capital Market on July 28, 2022 under the symbol “ECBK.”

Since being incorporated, other than holding the common stock of Everett Co-operative Bank, retaining approximately 22% of the net cash proceeds of the stock conversion offering and making a loan to the Bank’s employee stock ownership plan, we have not engaged in any material business activities to date.

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

Everett Co-operative Bank was organized in 1890 and has operated continuously in Everett, Massachusetts since this time. We conduct business from our three full-service banking offices located in Everett, Massachusetts, Lynnfield, Massachusetts and Woburn, Massachusetts, which are located in the greater Boston metropolitan area in Middlesex and Essex Counties. Everett is adjacent to Boston and is approximately three miles from Boston’s financial district, and Lynnfield is located approximately 10 miles to the north in Essex County. Our Woburn branch, opened in 2023, is located approximately 10 miles from Boston’s financial district in Middlesex County. We consider our deposit market area to be Middlesex, Essex and Suffolk Counties, Massachusetts and our primary lending area to be these Counties as well as Norfolk County, Massachusetts, which are located primarily within the Route 128 corridor outside of Boston.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one-to-four family residential real estate loans, commercial real estate and multifamily real estate loans, construction and land loans and home equity lines of credit and loans. At December 31, 2023, $410.1 million, or 39.1%, of our total loan portfolio was comprised of one-to-four family residential real estate loans, $287.4 million, or 27.4%, of our total loan portfolio was comprised of multifamily real estate loans, $196.4 million, or 18.7%, of our total loan portfolio was comprised of commercial real estate loans, $112.0 million, or 10.7%, of our total loan portfolio was comprised of construction loans, and $33.4 million, or 3.2%, of our total loan portfolio was comprised of home equity lines of credit and loans. We also invest in securities, consisting primarily of U.S. government and federal agency obligations, mortgage-backed securities and corporate bonds. We offer a variety of deposit accounts, including certificate of deposit accounts, IRAs, money market accounts, savings accounts and both interest-bearing and noninterest-bearing checking accounts. We historically have utilized advances from the Federal Home Loan Bank of Boston (the “FHLB”) to fund our operations and we had $234.0 million of FHLB advances outstanding at December 31, 2023. Additionally, in recent years, we have also accepted brokered deposits as a non-retail funding source to fund our operations. At December 31, 2023, we had $115.5 million of brokered deposits outstanding.

For the years ended December 31, 2023 and 2022, we had net income of $4.5 million and $2.7 million, respectively. Our 2022 net income was affected by an after-tax charge of $2.3 million related to a contribution to the Everett Co-operative Bank Charitable Foundation as part of our mutual to stock conversion.

Enhanced Management Team and Modified Business Strategy

In recent years, we have focused on building an experienced management team and revising our operating and business strategy. In 2016 we hired our Chief Executive Officer, Richard O’Neil, who, prior to his hiring, had served as outside general counsel and has been a board member of Everett Co-operative Bank since 1997. In 2019, we hired John Citrano, our Executive Vice President, Chief Operating Officer and Chief Financial Officer. Mr. Citrano has 35 years of experience in the financial services industry including his role as Chief Financial Officer of a publicly traded community bank in the greater Boston area.

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

One of the key features of our recently modified business strategy is to grow our loan portfolio, primarily through an increased focus on growing our commercial real estate and multifamily lending operations. In order to further enhance our commercial real estate and multifamily lending infrastructure and continue to grow our portfolio, in January 2022, we hired a new Chief Lending Officer, John Migliozzi, who has over 36 years of lending experience in the greater Boston metropolitan area. We also hired additional experienced lending and credit analyst personnel throughout 2022 and 2023. Consistent with our strategy to grow our commercial loan operations and the consequent commercial relationship opportunities that may be presented by our increased activity in the commercial real estate market, we have and will continue to upgrade our suite of deposit products and related services and have and will continue to upgrade our digital and mobile applications in order to accommodate business customers and thereby accelerate the growth in our core deposits.

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

We are similarly focused on enhancing our retail operations. In November 2021 we hired Cary Lynch as our new Senior Vice President of Retail Operations. Mr. Lynch has 37 years of community banking experience, including 32 years in the greater Boston metropolitan area, and he is overseeing our efforts to ensure that our products, services and accessibility will continue to make Everett Co-operative Bank a competitive community bank. Under his leadership, the Company has developed new high yield consumer products as well as introduced an array of cash management services designed to attract new business relationships to the bank. In addition, in September of 2023, the Company opened a new branch in Woburn, MA, increasing our retail network to three branches. A talented team of local Woburn bankers were hired to represent the bank in our new market. We will continue to attract and retain retail customers by emphasizing personal service, accessibility and flexibility in the face of mass market-oriented large, national and super-regional banks which maintain local branch networks in our market.

Finally, in recognition of our expected growth through the above-mentioned efforts and in becoming a public company with the attendant accounting and financial reporting obligations, in 2021 we hired Brandon Lavertu as our new Senior Vice President and Chief Accounting Officer who has 18 years of public company accounting and community banking experience, including having served in a chief accounting role at a publicly traded community bank in the greater Boston metropolitan area.

These efforts, and especially the hiring of the executive officers, have and will continue to increase non-interest expense, including our compensation and benefits expense and technology and operational expenses, which affected our net income in both 2023 and 2022, but we believe our recent hires and operational measures will create the framework for us to execute on our strategy to grow the Company through orderly and diligent loan growth, including competing for and underwriting larger individual loans and maintaining larger lending relationships. Similarly, we believe that we are well-positioned to execute on our retail growth strategy including our increased emphasis on retail sales marketing efforts by Company personnel. We have and expect to continue to invest in our personnel and information technology and as needed, we will add additional business development personnel, all of which will increase our overall expenses.

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

Reflecting our focus on our community, in connection with our mutual to stock conversion and initial public offering which closed in July 2022, we established the Everett Co-operative Bank Charitable Foundation and funded it with $600,000 in cash and 260,000 shares of our common stock, for a total contribution of $3,200,000 based on the

$10.00 per share offering price. The purpose of this foundation is to make contributions to support various charitable organizations operating in our community now and in the future.

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

Market Area

We consider Middlesex, Essex and Suffolk Counties, Massachusetts as our primary market area for gathering deposits, and each of these Counties as well as Norfolk County, Massachusetts as our primary lending market area. Our main office and two additional branch offices are located in Middlesex and Essex Counties, all of which are located in the greater Boston metropolitan area. Everett is a suburb which is adjacent to Boston and approximately three miles from Boston’s financial district, Woburn where our new branch opened in 2023 is located is approximately ten miles from Boston's financial district, and Lynnfield where our additional branch office is located is approximately 10 miles north in Essex County. While we occasionally make loans secured by properties located outside of our primary lending market, these loans are generally to borrowers with whom we have an existing relationship and who have a presence within our primary lending market.

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

According to the United States Department of Labor, the Boston metropolitan area was one of the United States' twelve largest metropolitan statistical areas in December 2023. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale/retail trade, to finance, technology and medical care. According to the United States Department of Labor, in December 2023, the Boston-Cambridge-Newton, Massachusetts Statistical Area had an unemployment rate of 3.1%, compared to a Massachusetts state unemployment rate of 3.2% and the national unemployment rate of 3.7%.

Based on United States census estimates, from 2010 to 2022, the populations of Middlesex and Essex Counties increased 114,020 and 63,606, respectively. The United States census estimates that the median household income from 2018-2022 for Middlesex and Essex Counties were $121,304 and $94,378, respectively, compared to median household income of $89,212 for Boston the metropolitan area, $96,505 for the Commonwealth of Massachusetts and $75,149 for the United States.

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

We are a small community savings institution and as of June 30, 2023 (the latest date for which information is available), our market share was 0.75% of total FDIC-insured deposits in Middlesex County, Massachusetts making us the 26th largest out of 48 financial institutions in Middlesex County, and our market share was 0.60% of total FDIC-insured deposits in Essex County, Massachusetts making us the 24th largest out of 35 financial institutions in Essex County.

Lending Activities

Our principal lending activity is originating one-to-four family residential real estate loans, commercial real estate and multifamily real estate loans, construction and land loans and home equity lines of credit and loans. To a much lesser extent, we also originate commercial and consumer loans. Subject to market conditions and our asset-liability analysis, we expect to continue to grow our commercial real estate and multifamily loan portfolios as well as our one-to-four family residential real estate loan portfolio. We also originate for sale and sell a portion of the fixed-rate one-to-four family residential real estate loans that we originate that generally have terms of 15 years or greater, on a servicing-released, limited or no recourse basis, while retaining shorter-term fixed-rate and all adjustable-rate one-to-four family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. We had $0 loans held for sale at December 31, 2023 and December 31, 2022.

	At December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$410,131	39.1%	$355,381	39.8%
Multi-family	287,361	27.4%	241,951	27.1%
Commercial	196,365	18.7%	156,212	17.5%
Home equity lines of credit and loans	33,357	3.2%	27,783	3.1%
Construction	112,000	10.7%	107,317	12.0%
Commercial loans	9,219	0.9%	4,266	0.5%
Consumer	173	0.0%	222	0.0%
	1,048,606	100.0%	893,132	100.0%
Less:
Net deferred loan fees	(226)		(258)
Allowance for credit losses	(8,591)		(7,200)
Total loans, net	$1,039,789		$885,674

Loan Portfolio Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the tables present contractual maturities and do not reflect repricing or the effect of prepayments, actual maturities may differ.

	One year or less	After one year through five years	After five years through 15 years	After 15 years	Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$3,678	$7,846	$33,217	$365,390	$410,131
Multi-family	1,683	36,055	10,019	239,604	287,361
Commercial	6,029	33,170	23,866	133,300	196,365
Home equity lines of credit and loans	4,987	144	923	27,303	33,357
Construction	27,260	9,239	6,403	69,098	112,000
Other loans:
Commercial loans	679	4,783	3,757	-	9,219
Consumer	56	113	-	4	173
Total loans	$44,372	$91,350	$78,185	$834,699	$1,048,606

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2023 that are due after December 31, 2024.

	Due after December 31, 2024
	Fixed	Adjustable	Total
		(Dollars in thousands)
Real estate loans:
One-to-four family residential	$114,935	$291,518	$406,453
Multi-family	23,080	262,598	285,678
Commercial	23,961	166,375	190,336
Home equity lines of credit and loans	558	27,812	28,370
Construction	8,466	76,274	84,740
Other loans:
Commercial loans	8,388	152	8,540
Consumer loans	4	113	117

Total loans	$179,392	$824,842	$1,004,234

One-to-Four Family Residential Real Estate Lending. The focus of our lending has long been the origination of long-term loans secured by mortgages on owner-occupied one-to-four family residences. At December 31, 2023, $410.1 million, or 39.1%, of our total loan portfolio, consisted of one-to-four family residential real estate loans. Included in this balance was $134.7 million of non-owner occupied loans. Loans for non-owner occupied properties purchased for investment purposes and where the property income is not the borrower’s primary source of income are generally underwritten to Fannie Mae guidelines. Loans for non-owner occupied properties purchased for investment purposes and where the property income is the primary source of income to the borrower are underwritten based on our commercial real estate underwriting guidelines. As of December 31, 2023, our average outstanding one-to-four family residential real estate loan balance was $428,000 and our largest outstanding loan secured by one-to-four family residential restate had a principal balance of $5.0 million, which, as of December 31, 2023, was performing in accordance with its repayment terms. The vast majority of the one-to-four family residential real estate loans that we originate are secured by properties located in our primary market area. See “ – Originations, Sales and Purchases of Loans.”

Our one-to-four family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate one-to-four family residential real estate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency (“FHFA”). We also originate loans above the FHFA limit, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans. During the year ended December 31, 2023, we originated $14.4 million of jumbo loans.

We originate both fixed-rate and adjustable-rate one-to-four family residential real estate loans. Our fixed-rate and adjustable-rate one-to-four family residential real estate loans are originated with terms of up to 30 years. At December 31, 2023, $116.8 million, or 28.5%, of our one-to-four family residential real estate loans were fixed-rate loans.

We originate our adjustable-rate one-to-four family residential real estate loans with initial interest rate adjustment periods of three, five, seven and 10 years, based on changes in a designated market index. These loans are limited to a 200-basis point initial increase in their interest rate, a 200-basis point increase in their interest rate annually after the initial adjustment, and a maximum upward adjustment of 600 basis points over the life of the loan. We determine whether a borrower qualifies for an adjustable-rate mortgage loan based on our lending policy.

We originate conventional one-to-four family residential mortgage loans with loan-to-value ratios of up to 80% without private mortgage insurance. Occasionally, we originate loans with loan-to-value ratios of up to 97% with private mortgage insurance and where the borrower’s debt generally does not exceed 45% of the borrower’s monthly cash-flow.

A portion of our one-to-four family residential real estate loans are for the financing of residential condominium units. Consistent with our risk analysis, we generally will not finance more than 20% of the units in any condominium project with more than four units.

Generally, we sell a portion of the fixed-rate one-to-four family residential real estate loans that we originate with terms that are generally greater than 15 years. We base the amount of fixed-rate loans that we sell on our liquidity needs, asset/liability mix, loan volume, portfolio size and other factors. Currently, the majority of loans that we sell are sold to the secondary market with servicing released.

We generally do not offer “interest-only” mortgage loans on one-to-four family residential real estate loans nor do we offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on his loan, resulting in an increased principal balance during the life of the loan. Additionally, we do not offer “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

We evaluate both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Our one-to-four family residential real estate loans generally do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Our one-to-four family residential mortgage loans customarily include “due-on-sale” clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage. All borrowers are required to obtain title insurance for the benefit of Everett Co-operative Bank. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

We offer one-to-four family residential real estate loans secured by non-owner occupied properties. Generally, we will not make loans in excess of 75% loan to value on non-owner-occupied two-to-four family residential real estate properties or in excess of 80% on single family non-owner occupied residential real estate properties.

Commercial Real Estate and Multifamily Lending. Our commercial real estate loans are secured primarily by multifamily apartment building, retail and mixed-use properties, light industrial properties, manufacturing facilities and office buildings, almost all of which are located in our primary market area. Our multifamily loans are secured primarily by five or more-unit residential buildings. At December 31, 2023, we had $196.4 million in commercial real estate loans and $287.4 million in multifamily real estate loans, representing 18.7% and 27.4% of our total loan portfolio, respectively.

We generally originate adjustable-rate commercial real estate and multifamily real estate loans with maximum terms of up to 30 years. From time to time we will also originate fixed rate loans in these portfolios. We generally limit loan-to-value ratios to 75% of the appraised value or purchase price, whichever is lower. All of our commercial real estate and multifamily real estate loans are subject to our underwriting procedures and guidelines.

At December 31, 2023, our largest commercial real estate loan totaled $10.5 million and was secured by a warehouse distribution center located in our primary market area. At December 31, 2023, this loan was performing in accordance with its repayment terms. At December 31, 2023, our largest multifamily real estate loan totaled $20.0 million and was secured by five properties with a total of 118 residential units located in our primary market area. At December 31, 2023, this loan was performing in accordance with its repayment terms.

We consider a number of factors in originating commercial real estate and multifamily loans. We evaluate the character, qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan and market conditions. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, among other factors, we consider the net operating income of the mortgaged property before debt service and depreciation, amortization and interest. The debt service coverage ratio (the ratio of net operating income to debt service) is calculated to ensure that, subject to certain exceptions, it is at least 1.20x. Our commercial real estate and multifamily loans are appraised by outside independent and qualified appraisers that are duly approved in accordance with Everett Co-operative Bank Appraisal policy. Personal guarantees are often obtained from commercial real estate borrowers if such individual has a greater than 20% ownership interest in the property. Each borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates which are reviewed when received.

Our loans-to-one borrower limit is 20% of the Bank’s capital, which limit was $27.9 million at December 31, 2023. At December 31, 2023, our average commercial real estate loan had a balance of $1.1 million and our average multifamily loan had a balance of $3.0 million. As we continue to enhance our commercial real estate team and infrastructure and with the increase in capital resulting from the conversion, we are now able to selectively retain larger loans that we historically would have originated for participation with other local institutions. In this regard, we have revised our lending policies and loans to one borrower limitations to increase our lending limits and the type and size of loans we choose to hold in our portfolio.

Construction and Land Loans. At December 31, 2023, we had $112.0 million in construction and land loans, or 10.7% of total loans. We make construction loans, primarily to developers, contractors and builders of apartment buildings, single-family homes and condominiums and individuals for the construction of their primary residences. We also make a limited amount of land loans that will be used for residential or commercial development. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2023, our construction loans included $3.0 million in lines of credit secured by land.

While we may originate loans to builders whether or not the collateral property underlying the loan is under contract for sale, we consider each project carefully in light of current residential real estate market conditions. Generally, we will make construction loans for which there is no contract for sale for the underlying completed home at the time of origination, and which we refer to as speculative construction loans, only to well-known builders in our market area. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations. We generally will limit the maximum number of speculative units (units that are not pre-sold) approved for each builder, typically starting with one speculative loan per builder until we develop a relationship with the builder. At December 31, 2023, speculative construction loans totaled $33.9 million.

Our construction loans are fixed- and adjustable-rate, interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 12 to 24 months or in some cases up to 36 months for more complex projects. At the end of the construction phase, the loan may convert to a permanent mortgage loan or may be paid in full. Depending on the complexity of the construction project, the term of an “interest-only” construction loan may be extended if circumstances warrant it up to an additional three to six months with a maximum interest only term of 36 months. At December 31, 2023, the additional unadvanced portions of these construction loans totaled $53.0 million.

Construction and land loans are generally limited to 80% (75% for investment properties) loan-to-completed-appraised-value ratio upon completion of the project. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also generally require inspections of the property before disbursements of funds during the term of the construction loan. Construction projects over $2 million require an approved construction consultant to review the construction budget, complete a feasibility analysis, monitor construction progress and manage construction draws.

At December 31, 2023, our largest construction loan was for $7.9 million and was for the construction of a mixed-use building in our market area. This loan was performing in accordance with its repayment terms at December 31, 2023.

Home Equity Loans and Lines of Credit. In addition to one-to-four family residential real estate loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary, secondary residence or investment property. At December 31, 2023, we had $33.4 million, or 3.2%, of our total loan portfolio in home equity loans and lines of credit. At that date we also had $49.8 million of unused commitments related to home equity lines of credit.

Home equity loans and lines of credit are generally underwritten using the same criteria that we use to underwrite one-to-four family residential real estate loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of up to 70%, or 80% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 15 years. Our home equity lines of credit are originated with a variable rate based on the prime rate of interest plus or minus an applicable margin with a floor rate and require interest paid monthly.

Home equity loans and lines of credit are generally secured by junior mortgages and have greater risk than one-to-four family residential real estate loans secured by first mortgages. We face the risk that the collateral will be insufficient to compensate us for credit losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans and lines of credit, decreases in real estate values could adversely affect our ability to fully recover the loan balance in the event of a default.

Commercial Loans. At December 31, 2023, commercial loans were $9.2 million, or 0.9% of total loans.

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

At December 31, 2023, our largest commercial loan totaled $3.1 million and was secured by a security interest in a mortgage and note. At December 31, 2023, this loan was performing in accordance with its repayment terms.

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including new and used automobile loans, unsecured overdraft lines of credit and loans secured by savings accounts. At December 31, 2023, our consumer loan portfolio totaled $173,000, or 0.02%, of our total loan portfolio.

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

If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial. As of December 31, 2023, we maintained no “other real estate owned” as a result of foreclosures (or the acceptance of a deed in lieu of foreclosure).

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

Originations, Sales and Purchases of Loans

Our loan originations are generated by our loan personnel operating at our banking offices. All loans we originate are underwritten pursuant to our policies and procedures. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period.

Consistent with our interest rate risk management strategy, we originate for sale and sell a portion of the fixed-rate, one- to four-family residential real estate loans that we originate with terms of 15 years or greater, on a servicing-released, limited or no recourse basis, while retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. During the year ended December 31, 2023, we sold $346,000 of one-to-four family owner-occupied residential real estate loans. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale income.

From time to time, we may purchase loan participations secured by properties within and outside of our primary market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2023, we had four loans in which we were not the lead lender totaling $27.1 million. We may participate out portions of a loan that exceeded our loans-to-one borrower legal lending limit and for risk diversification. In addition, during 2023, we purchased $13.2 million in whole one- to four- family residential real estate loans from correspondent loan originators.

At December 31, 2023, we did not have any loans held for sale.

Loan Approval Procedures and Authority

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of the Bank's capital, which is defined under Massachusetts law as the sum of our surplus account, undivided profits and, after the completion of the conversion, capital stock. Loans secured by a first mortgage on residential property occupied by the borrower are excluded from this limit. At December 31, 2023, our regulatory limit on loans-to-one borrower was $27.9 million. At December 31, 2023, our largest lending relationship consisted of eleven loans, including seven commercial real estate loans, three multifamily loans and one construction loan, totaling $25.1 million and was secured primarily by three residential apartment buildings with a total of 70 residential units, one industrial commercial property and five retail properties located in our primary market area. This loan relationship was performing in accordance with its original repayment terms at December 31, 2023. Our second largest relationship at this date consisted of six loans, including three construction loans, two multifamily loans and one commercial real estate loan totaling $24.8 million secured by five apartment buildings and one mixed use building with a total of 147 apartment units and five retail units in our market area. This loan relationship was performing in accordance with its original repayment terms at December 31, 2023. As a result of out stock offering which closed in July 2022, our regulatory loans-to-one borrower limit has increased and, as we continue to enhance our commercial real estate team and infrastructure and our increased capital position, we are now able to selectively retain larger loans that we historically would have originated for participation with other local institutions. In this regard, we have revised our lending policies and loans to one borrower limitations to increase our lending limits and the type and size of loans we choose to hold in our portfolio.

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

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate until it is sold. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for credit losses. Estimated fair value is based on an appraisal typically obtained before the foreclosure process is completed. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

From time to time, we may grant a concession to borrowers who are experiencing financial difficulties for economic or legal reasons related to the borrower’s financial difficulties. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2023			2022
	30–59 Days	60–89 Days	90 Days or More	30–59 Days	60–89 Days	90 Days or More
	(in thousands)

Real estate loans:
One-to-four family residential	$722	$225	$809	$—	$—	$189
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit and loans	360	—	8	—	—	—
Construction	—	—	—	—	—	—

Other loans:
Commercial	—	—	—	—	—	—
Consumer	1	—	—	—	—	—
Total	$1,083	$225	$817	$—	$—	$189

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	At December 31,
	2023	2022
	(in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family residential	$1,191	$656
Multi-family	—	—
Commercial	—	—
Home equity lines of credit and loans	22	—
Construction	—	—
Commercial	—	—
Consumer	—	—
Total non-accrual loans	$1,213	$656
Accruing loans past due 90 days or more:
Real estate loans:
One-to-four family residential	$—	$—
Multi-family	—	—
Commercial	—	—
Home equity lines of credit and loans	—	—
Construction	—	—
Bank Owned Property held for sale	—	—
Total real estate owned	—	—
Total non-performing assets	$1,213	$656
Total non-performing loans to total loans	0.12%	0.07%
Total non-performing loans to total assets	0.09%	0.06%
Total non-performing assets to total assets	0.09%	0.06%

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

When an insured depository institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable expected losses. General allowances represent loss allowances which have been established to cover expected losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory agencies, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of our quarterly reports with the FDIC and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

At December 31,
	2023	2022
(in thousands)
Substandard assets	$—	$—
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$—	$—
Special mention assets	$1,282	$467
Foreclosed real estate and other assets	$—	$—

Other Loans of Concern. There were no other loans at December 31, 2023 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Credit Losses. On January 1, 2023, the Company adopted the ASU 2016-13 Current Expected Credit Loss (CECL) methodology for estimating the credit losses for loans. This methodology replaced the previous incurred loss and impairment methodology with a methodology referred to as CECL. This methodology reflects expected credit losses and requires consideration of historical experience, current conditions, and reasonable and supportable forecasts of future economic conditions. Management uses forward-looking information to estimate the expected credit loss on a loan at the time of origination. The change from the incurred loss methodology to the CECL methodology was recognized through an adjustment to retained earnings. A provision for credit losses, which is a charge against earnings, is recorded to bring the allowance for credit losses to a level that, in management’s judgment, is adequate to absorb expected lifetime credit losses in the loan portfolio. Management’s evaluation process used to determine the appropriateness of the allowance for credit losses is subject to the use of estimates, assumptions, and judgment. The evaluation process involves gathering and interpreting many qualitative and quantitative factors which could affect expected credit losses. Because interpretation and analysis involves judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated credit losses and therefore the appropriateness of the allowance for credit losses could change significantly.

As an integral part of their examination process, the Commissioner and the FDIC will periodically review our allowance for credit losses, and as a result of such reviews, we may determine to adjust our allowance for credit losses.

However, regulatory agencies are not directly involved in the process for establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

The following table sets forth activity in our allowance for credit losses for the years indicated:

	At December 31,
	2023	2022
	(in thousands)
Allowance for credit losses at beginning of year	$7,200	$4,236
Cumulative effect accounting adjustment	182	—
Provision for credit losses	1,210	2,940
Charge-offs:
Real estate loans:
One-to-four family residential	—	—
Multi-family	—	—
Commercial	—	—
Home equity lines of credit and loans	—	—
Construction	—	—
Commercial	—	—
Consumer	(2)	(2)
Total charge-offs	$(2)	$(2)

Recoveries:
Real estate loans:
One-to-four family residential	—	—
Multi-family	—	—
Commercial	—	25
Home equity lines of credit and loans	—	—
Construction	—	—
Commercial	—	—
Consumer	1	1
Total recoveries	1	26

Net (charge-offs) recoveries	$(1)	$24

Allowance for credit losses at end of year	$8,591	$7,200

Allowance for credit losses to non-performing loans	708.24%	1097.56%
Allowance for credit losses to total loans outstanding at end of year	0.82%	0.81%
Net (charge offs) recoveries to average loans outstanding during the year	0.00%	0.00%

Allocation of Allowance for Credit Losses. The following table sets forth the allowance for credit losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

	At December 31,
	2023			2022
	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$3,555	41.4%	39.1%	$1,703	24.8%	39.8%
Multi-family	1,190	13.9%	27.4%	1,839	26.7%	27.1%
Commercial	1,636	19.0%	18.7%	1,797	26.1%	17.5%
Home equity lines of credit and loans	321	3.7%	3.2%	194	2.8%	3.1%
Construction	1,757	20.5%	10.7%	1,286	18.7%	12.0%
Commercial loans	131	1.5%	0.9%	60	0.9%	0.5%
Consumer	1	0.0%	0.0%	1	0.0%	0.0%
Total allocated allowance	$8,591	100.0%	100.0%	$6,880	100.0%	100.0%
Unallocated	—			320
Total	$8,591			$7,200

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

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Boston (the “FHLB”), certificates of deposit of federally insured institutions, investment grade corporate bonds and marketable equity securities. We also are required to maintain an investment in FHLB stock. While we have the authority under applicable law to invest in derivative securities, we have not invested in derivative securities.

At December 31, 2023, our investment portfolio consisted primarily of debt securities issued by the U.S. Treasury, U.S. government sponsored enterprises, mortgage-backed securities and corporate debt securities.

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

At the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale or trading are reported at fair value, while securities held-to-maturity are reported at amortized cost. Consistent with our overall business and asset/liability management plan, which focuses on sustaining adequate levels of core earnings, the base premise of our investment portfolio is that all securities purchased will be suitable to be held-to-maturity. At December 31, 2023, $77.0 million, or 93.9%, of our securities portfolio was comprised of held-to-maturity securities.

Some of our securities are callable by the issuer. Although these securities may have a yield somewhat higher than the yield of similar securities without such features, these securities are subject to the risk that they may be redeemed by the issuer prior to maturing in the event general interest rates decline. At December 31, 2023, we had $12.9 million of securities which were subject to redemption by the issuer prior to their stated maturity.

For available-for-sale debt securities with a fair value less than amortized cost basis, management will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, management will recognized a write-down to fair value through a charge to earnings. For all other debt securities, management evaluates their expected credit losses over the remaining term. The majority of the Company’s debt securities consist of mortgage-backed securities, U.S. Treasury securities and debt securities issued by U.S. government-sponsored enterprises. These securities carry an explicit or implicit guarantee from the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, the Company applies a zero-credit loss assumption and has not recorded any allowance for these securities. For corporate bonds classified as held-to-maturity, a probability of default and loss given default analysis is performed to determine the allowance for credit losses. We monitor the investment portfolio and credit performance on a quarterly basis to determine if any allowance is considered necessary.

At December 31, 2023, our corporate bond portfolio consisted of investment grade securities with maturities shorter than ten years. Our investment policy provides that we may invest up to 10% of our tier-one risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the three highest investment-grade ratings from Standard & Poor’s or Moody’s. The maturity of these bonds generally may not exceed five years unless approved by the board of directors, and the aggregate limit is 50% of the investment portfolio for this security type. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least quarterly.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Applicable regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses. At December 31, 2023, we had $14.5 million in bank-owned life insurance.

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

Securities Portfolio. The following tables set forth the stated maturities and weighted average yields of our investment securities which are classified as held-to-maturity and available-for-sale at December 31, 2023. Certain securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Securities held-to-maturity:
Debt securities issued by U.S. government-sponsored enterprises	$4,639	4.45%	$5,586	0.41%	$—	—	$—	—	$10,225	$9,844	2.24%
Mortgage-backed securities	—	—	7,144	4.02%	976	2.52%	41,325	2.19%	49,445	44,246	2.75%
Corporate bonds	—	—	10,576	2.20%	3,832	7.17%	—	—	14,408	13,629	3.73%
U.S. Treasury securities	2,901	2.18%	—	—	—	—	—	—	2,901	2,871	2.21%
Total	$7,540	3.58%	$23,306	2.33%	$4,808	6.23%	$41,325	2.19%	$76,979	$70,590	2.85%

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Securities available-for-sale
Corporate Bonds	$5,000	6.45%	$—	—	$—	—	$—	—	$5,000	$5,003	6.45%
Total	$5,000	6.45%	$—	—	$—	—	$—	—	$5,000	$5,003	6.45%

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including noninterest-bearing and interest-bearing demand accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. In recent years, we have also accepted brokered deposits as non-retail funding source to fund our operations. These non-core funding sources are not relationship-based accounts and are generally more price-sensitive than our core deposits. Therefore, these deposits carry a greater risk of non-renewal than our core deposits. At December 31, 2023, our core deposits, which are deposits other than certificates of deposit and brokered deposits, were $369.7 million, representing 42.6% of total deposits. At December 31, 2023, our largest deposit relationship had $19.6 million in deposits.

In November 2021 we hired Cary Lynch as our new Senior Vice President of Retail Operations. Mr. Lynch has 37 years of community banking experience, including 32 years in the greater Boston metropolitan area, and he is overseeing our efforts to ensure that our products, services and accessibility will continue to make Everett Co-operative Bank a competitive community bank, and will continue to attract and retain retail customers by emphasizing personal service, accessibility and flexibility. Under his leadership, the Company has developed new high yield consumer products as well as introduced an array of cash management services designed to attract new business relationships to the bank. In addition, in September of 2023, the Company opened a new branch in Woburn, MA, increasing our retail network to three branches. A talented team of local Woburn bankers were hired to represent the bank in our new market. We will continue to attract and retain retail customers by emphasizing personal service, accessibility and flexibility in the face of mass market-oriented large, national and super-regional banks which maintain local branch networks in our market.

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

The following table sets forth the distribution of total deposits, by account type, at the dates indicated.

	At December 31,
	2023			2022
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$78,342	9.0%	0.00%	$84,903	11.8%	0.00%
Interest-bearing demand deposits	22,158	2.6%	0.09%	28,942	4.0%	0.10%
Regular savings deposits and other deposits	137,848	15.9%	2.49%	148,351	20.7%	2.12%
Money market deposits	131,363	15.1%	3.16%	136,106	19.0%	1.11%
Certificates of deposit	498,503	57.4%	4.25%	319,847	44.5%	2.31%
Total	$868,214	100.0%		$718,149	100.0%

As of December 31, 2023 and 2022, the aggregate amount of deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance, was $419.9 million and $330.5 million, respectively. As of December 31, 2023, the aggregate amount of all our certificates of deposit in excess of $250,000 was $196.8 million.

All of our deposits are fully insured due to the additional insurance provided to a Massachusetts cooperative bank, such as Everett Co-operative Bank, under the Depositors Insurance Fund, a private industry-sponsored insurance fund in Massachusetts that insures all deposits at Everett Co-operative Bank above FDIC limits.

Borrowings. At December 31, 2023, total borrowings were $234.0 million. Borrowings consist of both short-term and long-term FHLB advances. Borrowings provide us with one source of funding. Maintaining available borrowing capacity with the FHLB provides us with a contingent source of liquidity. Everett Co-operative Bank is a member of the FHLB of Boston. The primary reason for our FHLB membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage liquidity and interest rate risk. As a member of the FHLB, we are required to purchase shares in the FHLB. Accordingly, we had invested $9.9 million in shares of the FHLB at December 31, 2023. We had $200.8 million of borrowing capacity remaining with the FHLB at December 31, 2023.

Subsidiary and Other Activities

Everett Co-operative Bank is the wholly owned subsidiary of ECB Bancorp.

Everett Co-operative Bank has one subsidiary, First Everett Securities Corporation, Inc. (“FESC, Inc.”), a Massachusetts corporation, which is engaged in the buying, selling and holding of investment securities. The income earned on FESC, Inc.’s securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained at Everett Co-operative Bank. At December 31, 2023, FESC, Inc. had total assets of $49.1 million, substantially all of which were in securities and cash to be invested.

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

Personnel

As of December 31, 2023, we had 68 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; provide oversight for the adequacy of credit loss reserves for regulatory purposes and the adequacy of its risk management framework; and establish the timing and amounts of assessments and fees imposed by the regulatory agencies. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings rely on the supervisor’s judgment and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Everett Co-operative Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

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

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 20% of the total of an institution's capital stock (if any), surplus and undivided profits. The Commissioner applies the Office of the Comptroller of the Currency’s attribution rules to a borrower’s related interests. At December 31, 2023, Everett Co-operative Bank was in compliance with the loans-to-one borrower limitations.

Loans to a Bank’s Insiders. Under Massachusetts law, a Massachusetts-chartered bank must comply with Regulation O of the Federal Reserve Board, and the Commissioner retains examination and enforcement authority to ensure compliance.

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

In determining the amount of risk-weighted assets for calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common shareholders’ equity and related surplus and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

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

At December 31, 2023, Everett Co-operative Bank had not opted into the community bank leverage ratio framework and its capital ratios exceeded all applicable requirements.

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

Transactions with Related Parties. An insured depository institution’s authority to engage in transactions with its affiliates is generally limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Everett Co-operative Bank. ECB Bancorp is an affiliate of Everett Co-operative Bank because of its control of Everett Co-operative Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a state-chartered bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

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

Branching. Federal law permits insured state banks to engage in interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by a bank in such state. Under Massachusetts law, Everett Co-operative Bank can establish a branch in Massachusetts or in any other state. All branch applications require prior approval of the Commissioner and the FDIC. Finally, Everett Co-operative Bank may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.

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

At December 31, 2023, Everett Co-operative Bank met the criteria for being considered “well capitalized.”

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

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Everett Co-operative Bank. For 2023 the FDIC insurance expense for Everett Co-operative Bank was approximately $793,000. We cannot predict what assessment rates will be in the future.

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

Anti-Money Laundering - The Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving at least $10,000. In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act, which amended the BSA, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as Everett Co-operative Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application to acquire a bank or to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”

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

Federal Home Loan Bank System

Everett Co-operative Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide central credit facilities primarily for member institutions. Members of a Federal Home Loan Bank are required to acquire and hold shares of capital stock in their Federal Home Loan Bank. Everett Co-operative Bank complied with this requirement at December 31, 2023. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. The Company reviews its investment in capital stock of the FHLB for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. At December 31, 2023, no impairment had been recognized.

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

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated after January 1, 2018. At December 31, 2023, Everett Co-operative Bank had no minimum tax credit carryovers.

Net Operating Loss Carryovers. As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry federal net operating losses forward indefinitely. At December 31, 2023, Everett Co-operative Bank had no federal net operating loss carryforwards.

Charitable Contribution Carryovers. At December 31, 2023, the Company had a charitable contribution carryover of $1,810,000 which expires on December 31, 2027.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2023, Everett Co-operative Bank had no capital loss carryovers.

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

As a Maryland corporation, ECB Bancorp is required to file an annual report with and pay franchise taxes to the state of Maryland.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.everettbank.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A. Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like ECB Bancorp.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Cybersecurity is a significant and integrated component of the Company’s risk management strategy. As a financial services company, cyber threats are present and growing, and the potential exists for a cybersecurity incident to occur, which could disrupt business operations or compromise sensitive data. To date, the Company has not, to its knowledge, experienced an incident materially affecting or reasonably likely to materially affect the Company.

To prepare and respond to incidents, the Company has implemented a multi-layered cybersecurity strategy, integrating people, technology, and processes. This includes employee training, the use of innovative technologies, and the implementation of policies and procedures in the areas of Information Security, Data Governance, Business Continuity and Disaster Recovery, Privacy, Third-Party Risk Management, and Incident Response. The Company engages third-party consultants and independent auditors to, among other things, conduct penetration tests and perform cybersecurity risk assessments and audits.

The Information Technology (“IT”) Department of the Company is primarily responsible for identifying, assessing and managing material risks from cybersecurity threats. The Information Technology Department is managed by the Chief Information Officer (the “CIO”) who reports directly to the Company’s Chief Operating Officer and Chief Financial Officer. The CIO has more than 37 years of relevant experience both with the Company and with other organizations in the IT field. The CIO also oversees the Company’s Information Security Program and manages a third-party consultant that is an expert in the Information Security field and acts as our Information Security Officer (“ISO”). The Information Security Program is governed by various information security and cybersecurity, systems development, change control, disaster recovery/business continuity and physical asset classification and control policies. The Information Security Program identifies data sources, threats and vulnerabilities and ensures awareness, accountability, and oversight for data protection throughout the Company and with trusted third parties to ensure that data is protected and able to be recovered in the event of a breach or failure (technical or other disaster). The IT Department conducts on-going technology and IT threat meetings to ensure the latest threats are addressed in addition to penetration, business continuity/ disaster recovery testing, and incident response plan testing. The CIO is a member of various management committees, chairs the Company’s management-level Information Technology and Information Security Committee (“IT/IS Committee”), and presents information security and cybersecurity updates on a monthly basis to the IT/IS Committee and periodically to the Board of Directors.

The IT/IS Committee provides oversight, from a risk perspective, of information systems security. As referenced above, the CIO and ISO provide information security updates to the IT/IS Committee at each IT/IS Committee meeting. Additional information security training for the committee is provided through targeted training overseen by the ISO. In addition, as discussed below, the Company has implemented an Incident Response Plan to provide a structured and systematic incident response process for information security incidents that affect any of the information technology systems, network, or data of the Company. The Incident Response Plan is implemented and maintained by the CIO and ISO and is subject to annual review and approval by the Board of Directors. At least annually, the ISO coordinates tabletop testing events where senior management participate in a coordinated response exercise to disastrous scenarios that could happen to the Company. Cybersecurity metrics are reported to the IT/IS Committee on a monthly basis.

The Board of Directors recognizes the importance of the Interagency Guidelines Establishing Standards for Safeguarding Customer Information and has incorporated those elements in its ongoing oversight of the Information Security Program.

Risk Assessment. On a periodic basis, but not less than annually, the CIO and ISO, in conjunction with the IT/IS Committee, identifies and documents internal and external vulnerabilities that could result in unauthorized disclosure, misuse, alteration, or destruction of customer information or customer records. Based on the results of the risk assessment, the Company’s Information Security Program may be revised to protect against any anticipated threats or hazards to the security or integrity of such information. The IT/IS Committee reviews changes to the program designed to monitor, measure, and respond to vulnerabilities identified.

Response to Security Vulnerabilities. In response to identified risks, management may take certain steps to correct and respond to security vulnerabilities, which may include:

•
Eliminating unwarranted risks by applying vendor-provided software fixes, commonly called patches.
•
Ensuring that changes to security configurations are documented, approved, and tested.
•
Ensuring that exploitable files and services are assessed and removed or disabled based upon known vulnerabilities and business needs.
•
Updating vulnerability scanning and intrusion detection tools to identify known vulnerabilities and related unauthorized activities.
•
Conducting subsequent penetration testing and vulnerability assessments, as warranted.
•
Reviewing performance with service providers to ensure security maintenance and reporting responsibilities are operating according to contract provisions and that service providers provide notification of system security breaches that may affect the Company.

Internal Controls, Audit, and Testing. Regular internal monitoring is integral to the Company’s risk assessment process, which includes regular testing of internal key controls, systems, and procedures. In addition, independent third-party penetration testing to test the effectiveness of security controls and preparedness measures is conducted at least annually or more often, if warranted by the risk assessment or other external factors. Management determines the scope and objectives of the penetration analysis.

Service Providers. Like many companies, the Company relies on third-party vendor solutions to support its operations. Many of these vendors, especially in the financial services industry, have access to sensitive and proprietary information. In order to mitigate the operational, informational and other risks associated with the use of vendors, the Company maintains a Third-Party Risk Management Program, which is implemented through a Third-Party Risk Management Policy and includes a detailed onboarding process and periodic reviews of vendors with access to sensitive

Company data. The Third-Party Risk Management Policy applies to any business arrangement between the Company and another individual or entity, by contract or otherwise, in compliance with the Interagency Guidance on Third-Party Relationships: Risk Management. The Third-Party Risk Management Program is audited as part of the Company’s annual Internal Audit Risk Assessment.

Employees and Training. Employees are the first line of defense against cybersecurity measures. Each employee is responsible for protecting Company and customer information. Employees are provided training at initial onboarding and thereafter regarding information security and cybersecurity-related policies and procedures applicable to their respective roles within the organization. In addition, employees are subjected to monthly simulated phishing assessments, designed to sharpen threat detection and reporting capabilities. In addition to training, employees are supported with solutions designed to identify, prevent, detect, respond to, and recover from incidents. Notable technologies include firewalls, intrusion detection systems, security automation and response capabilities, user behavior analytics, multi-factor authentication, data backups to immutable storage and business continuity applications. Notable services include 24/7 security monitoring and response, continuous vulnerability scanning, third-party monitoring, and threat intelligence.

Board Reporting. At least annually, the CIO and ISO report to the Board, directly, the overall status of the Information Security Program and the Company’s compliance with the Interagency Guidelines for Safeguarding Customer Information. Any material findings related to the risk assessment, risk management and control decisions, service provider arrangements, results of testing, security breaches or violations are discussed as are management’s responses and any recommendations for program changes.

Program Adjustments. The CIO and ISO monitor, evaluate, and adjust the Information Security Program considering any relevant changes in technology, the sensitivity of its customer information, internal or external threats to information, and changing business arrangements, such as mergers and acquisitions, alliances and joint ventures, outsourcing arrangements, and changes to customer information systems.

Incident Response Plan. To ensure that information security incidents can be recovered from quickly and with the least impact to the Company and its customers, the Company maintains a structured and systematic incident response plan (the “IRP”) for all information security incidents that affect any of the IT systems, network, or data of the Company, including the Company’s data held, or IT services provided by third-party vendors or other service providers. The CIO and ISO are responsible for implementing and maintaining the IRP, which includes:

a)
Identifying the incident response team (“IRT”) and any appropriate sub-teams to address specific information security incidents, or categories of information security incidents.
b)
Coordinating IRT activities, including developing, maintaining, and following appropriate procedures to respond to and document identified information security incidents.
c)
Conducting post-incident reviews to gather feedback on information security incident response procedures and address any identified gaps in security measures.
d)
Providing training and conducting periodic exercises to promote employee and stakeholder preparedness and awareness of the IRP.
e)
Reviewing the IRP at least annually, or whenever there is a material change in the Company’s business practices that may reasonably affect its cyber incident response procedures.

ITEM 2. Properties

We conduct our business through our main office located in Everett, Massachusetts, and our branch offices located in Lynnfield, Massachusetts, both of which we own, and through our branch office in Woburn, Massachusetts, which we lease. Additionally, we lease office space in Everett, Massachusetts which services back office and loan administration functions. At December 31, 2023 the total net book value of our land, buildings, leasehold improvements, furniture, fixtures and equipment was $3.8 million.

ITEM 3. Legal Proceedings

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

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2023, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “ECBK.” The approximate number of holders of record of ECB Bancorp common stock as of March 28, 2024 was 404. Certain shares of ECB Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Stock-Based Compensation Plans. Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2023 is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 10-Stock-Based Compensation in Item 8.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	763,969	$10.50	178,207
Plans not approved by shareholders	—	—	—
Total	763,969	$10.50	178,207

Other than the stock-based compensation awards, ECB Bancorp has an Employee Stock Ownership Plan.

Report of Offering of Securities and Use of Proceeds Therefrom. Not applicable.

Issuer Purchases of Equity Securities. On August 10, 2023, the Company announced the commencement of a stock repurchase program to acquire up to 458,762 shares, or 5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company. The following table sets forth the information regarding the Company's common stock repurchase activities during the three months ended December 31, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

From October 1, 2023 to October 31, 2023	30,868	$10.33	30,868	378,652
From November 1, 2023 to November 30, 2023	36,649	$10.99	36,649	342,003
From December 1, 2023 to December 31, 2023	72,635	$12.49	72,635	269,368
Total	140,152	$11.62	140,152

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited financial statements, which appear beginning on page 52 of this Annual Report on Form 10-K.

Overview

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one-to-four family residential real estate loans, commercial real estate loans, multifamily real estate loans, construction loans and home equity lines of credit and loans. At December 31, 2023, $410.1 million, or 39.1%, of our total loan portfolio was comprised of one-to-four family residential real estate loans, $287.4 million, or 27.4%, of our total loan portfolio was comprised of multifamily real estate loans, $196.4 million, or 18.7%, of our total loan portfolio was comprised of commercial real estate loans, $112.0 million, or 10.7%, of our total loan portfolio was comprised of construction loans, $33.4 million, or 3.2%, of our total loan portfolio was comprised of home equity lines of credit and loans and $9.2 million, or 0.9% of our total loan portfolio was comprised of commercial loans. We also invest in securities, consisting primarily of U.S. government and federal agency obligations, mortgage-backed securities and corporate bonds. We offer a variety of deposit accounts, including certificate of deposit accounts, individual retirement accounts, money market accounts, savings accounts and interest-bearing and noninterest-bearing checking accounts. We historically have utilized advances from the Federal Home Loan Bank of Boston (the “FHLB”) to fund our operations and we had $234.0 million of FHLB advances outstanding at December 31, 2023. Additionally, in recent years, we have also accepted brokered deposits as a non-retail funding source to fund our operations. At December 31, 2023, we had $115.5 million of brokered deposits.

For the years ended December 31, 2023 and 2022, we had net income of $4.5 million and $2.7 million, respectively. Our 2022 net income was affected by an after-tax charge of $2.3 million related to a charitable contribution to the Everett Co-operative Bank Charitable Foundation. Our current business strategy includes continuing to focus on originating and growing our commercial real estate, multifamily real estate and construction loan portfolios and the origination of one-to-four family residential real estate loans.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for credit losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of fees and service charges, gains on sales of loans and income on bank-owned life insurance. Noninterest expense currently consists primarily of expenses related to salary and employee benefits and director fees, occupancy and equipment, data processing, computer software and licensing fees, advertising, professional fees, FDIC deposit insurance, charitable contributions and other general and administrative expenses.

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

Business Strategy

Our principal objective is to build long-term value for our shareholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers. Highlights of our current business strategy include:

•
Continuing to focus on enhancing our commercial real estate and multifamily real estate lending. In order to increase the yield on our loan portfolio and reduce the term to maturity of our loan portfolio, we intend to continue our focus on growing the originations of commercial real estate loans and multifamily real estate loans while maintaining what we believe are prudent underwriting standards and we expect that these loan categories will comprise a greater percentage of our total loan portfolio. In order to execute on this strategy, in January 2022 we hired a new Chief Lending Officer as well as some additional commercial lending and credit analyst personnel throughout 2022 and 2023. The capital raised in the offering has and will continue to allow us to increase our commercial lending capacity by enabling us to originate and retain all or a greater portion of loans that we historically participated out to other local institutions. Given that our regulatory loans to one borrower limits have increased with our increase in capital, we have revised our lending policies and loans to one borrower limitations to increase our lending limits and the type and size of loans we choose to originate and hold in our portfolio. Our commercial real estate and multifamily real estate loan portfolios increased to $196.4 million and $287.4 million, respectively, at December 31, 2023 from $156.2 million and $242.0 million, respectively, at December 31, 2022.
•
Reduced emphasis on one-to-four family residential real estate lending. We have been, and will continue to be, a one-to-four family residential real estate lender for borrowers in our market area and such lending will remain a core focus, but we expect that our lending strategy will result in a decrease to one-to-four family residential loans as a percentage of our total loan portfolio as we increase our focus on commercial real estate and multifamily real estate lending. As of December 31, 2023, $410.1 million, or 39.1%, of our total loan portfolio, consisted of one-to-four family residential real estate loans and at that date an additional $33.4 million, or 3.2%, of our total loan portfolio, consisted of home equity lines of credit and loans. We expect that one-to-four family residential real estate lending will remain one of our primary lending activities.
•
Maintaining our strong asset quality through prudent loan underwriting. As we seek to grow our loan portfolio, we intend to maintain prudent loan underwriting and credit monitoring processes. At December 31, 2023 and 2022, non-performing assets totaled $1.2 million and $656,000, respectively, which represented 0.09% and 0.06% of total assets at those dates, respectively.
•
Continuing to attract and retain customers in our market area and build our “core” deposits consisting of interest-bearing and noninterest-bearing checking, savings and money market accounts. Our strategy to enhance and grow our commercial real estate and multifamily real estate lending in a diligent and orderly manner is also designed to encourage relationship banking and increase our core deposits, including noninterest-bearing transaction accounts, and decrease our dependence on certificates of deposit. We plan to leverage our increased focus on commercial real estate and commercial lending efforts to also increase our opportunities to develop commercial business deposit relationships. Additionally, we believe the recent hire of our Senior Vice President of Retail Operations, who brings 36 years of banking experience to our retail sales and administrative team, will be invaluable to the implementation of the added product delivery channels and technological services such as additional electronic and mobile banking applications, which we believe will increase our core deposits.
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
•
Expanding our banking franchise as opportunities arise through de novo branching and/or branch acquisitions. We historically operated from our two full-service banking offices in Everett, MA and Lynnfield, MA. During 2023 we successfully opened our third branch which is located in Woburn, MA. We believe there are branch expansion opportunities that exist within our primary market area. We intend to evaluate branch expansion opportunities, including through establishing one or more de novo branches and/or branch acquisitions as such opportunities arise.

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

The following represent our significant accounting policies:

Allowance for Credit Losses. On January 1, 2023, the Company adopted the ASU 2016-13 Current Expected Credit Loss (CECL) methodology for estimating the credit losses for loans. This methodology replaced the incurred loss and impairment methodology. The CECL methodology reflects expected credit losses and requires consideration of historical experience, current conditions, and reasonable and supportable forecasts of future economic conditions. Management uses forward-looking information to estimate the expected credit loss on a loan at the time of origination. The change from the incurred loss methodology to the CECL methodology was recognized through an adjustment to retained earnings.

Actual credit losses, net of recoveries, are deducted from the allowance for credit losses. Loans are charged off when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance for credit losses. A provision for credit losses, which is a charge against earnings, is recorded to bring the allowance for credit losses to a level that, in management’s judgment, is adequate to absorb expected lifetime credit losses in the loan portfolio. Management’s evaluation process used to determine the appropriateness of the allowance for credit losses is subject to the use of estimates, assumptions, and judgment. The evaluation process involves gathering and interpreting many qualitative and quantitative factors which could affect expected credit losses. Because interpretation and analysis involves judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated credit losses and therefore the appropriateness of the allowance for credit losses could change significantly.

The allocation methodology applied by ECB Bancorp is designed to assess the appropriateness of the allowance for credit losses and includes allocations for individually evaluated loans and loss factor allocations for all remaining loans, with a quantitative model with an assessment of certain qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, internal historical and industry loss experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for credit losses is made for analytical purposes and is not necessarily indicative of the trend of future credit losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for credit losses was adequate at December 31, 2023. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for credit losses. As a result of such reviews, we may choose to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is the responsibility of ECB Bancorp. and any increase or decrease in the allowance is the responsibility of management.

As noted above, we consider a number of variables in our evaluation of the adequacy of the allowance for credit losses, with one of the more significant variables being prepayment rates in the various segments of our loan portfolio. Based on our model, if all segments of our loan portfolio experienced a 50% decrease in estimated prepayment rates, our allowance for credit losses as of December 31, 2023 would have increased $1.4 million to $9.9 million, holding all other variables constant.

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

Securities Valuation and Allowance for Credit Losses. We classify our investments in debt securities as either held-to-maturity or available-for-sale. Securities classified as held-to-maturity are recorded at amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from one or more third-party services. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. For available-for-sale debt securities with a fair value less than amortized cost basis, management will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, management will recognize a write-down to fair value through a charge to earnings. For all other debt securities, management evaluates their expected credit losses over the remaining term. The majority of the Company’s debt securities consist of mortgage-backed securities, U.S. Treasury securities and debt securities issued by U.S. government-sponsored enterprises. These securities carry an explicit or implicit guarantee from the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, the Company applies a zero-credit loss assumption and has not recorded any allowance for these securities. For corporate bonds classified as held-to-maturity, a probability of default and loss given default analysis is performed to determine the allowance for credit losses. We monitor the investment portfolio and credit performance on a quarterly basis to determine if any allowance is considered necessary.

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

Total Assets. Total assets increased $215.9 million, or 20.3%, to $1.28 billion at December 31, 2023 from $1.06 billion at December 31, 2022. The increase was primarily the result of increases in loans and cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $57.0 million, or 91.8%, to $119.0 million at December 31, 2023 from $62.1 million at December 31, 2022. Cash and cash equivalents increased primarily due to increases in deposits and borrowings that were greater than our loan growth as we have focused on maintaining strong levels of liquidity.

Loans. Loans increased $154.1 million, or 17.4%, to $1.04 billion at December 31, 2023 from $885.7 million at December 31, 2022.

•
One-to-four family residential real estate loans increased $54.8 million, to $410.1 million at December 31, 2023 from $355.4 million at December 31, 2022;
•
Multi-family real estate loans increased $45.4 million, to $287.4 million at December 31, 2023 from $242.0 million at December 31, 2022; and
•
Commercial real estate loans increased $40.2 million, to $196.4 million at December 31, 2023 from $156.2 million at December 31, 2022.

The increase in these loan portfolios reflects our strategy to grow the balance sheet by continuing to diversify into higher-yielding commercial real estate and multi-family real estate loans to improve net margins and manage interest rate risk.

Federal Home Loan Bank stock. The Federal Home Loan Bank (FHLB) is a cooperative bank that provides services to its member banking institutions. The primary reason for our membership in the FHLB is to gain access to a reliable source of wholesale funding and as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. We purchase and/or are subject to redemption of FHLB stock proportional to the volume of funding received and view the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. We held an investment in FHLB stock of $9.9 million and $7.3 million at December 31, 2023 and 2022, respectively. The amount of stock we are required to purchase is in proportion to our FHLB borrowings and level of total assets. Accordingly, the increase in the FHLB stock is due to increased borrowing.

Bank-owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Bank-owned life insurance increased $405,000, or 2.9%, to $14.5 million at December 31, 2023 from $14.1 million at December 31, 2022. The increase was due to a $405,000 increase in cash surrender value of our bank-owned life insurance portfolio during the year ended December 31, 2023.

Deposits. Deposits increased $150.1 million, or 20.9%, to $868.2 million at December 31, 2023 from $718.1 million at December 31, 2022.

•
Certificates of deposit increased $178.7 million, or 55.9%, to $498.5 million at December 31, 2023 from $319.8 million at December 31, 2022;
•
Savings accounts decreased $10.5 million, or 7.1%, to $137.8 million at December 31, 2023 from $148.4 million at December 31, 2022;
•
Interest-bearing checking accounts decreased $6.8 million, or 23.4%, to $22.2 million at December 31, 2023 from $28.9 million at December 31, 2022;
•
Demand deposit accounts decreased $6.6 million, or 7.7%, to $78.3 million at December 31, 2023 from $84.9 million at December 31, 2022; and
•
Money market deposit accounts decreased $4.7 million, or 3.5%, from $136.1 million at December 31, 2022 to $131.4 million at December 31, 2023.

Federal Home Loan Bank Advances. Advances from the Federal Home Loan Bank increased $60.0 million, or 34.5%, to $234.0 million at December 31, 2023 from $174.0 million at December 31, 2022. The increase in FHLB advances was utilized to support loan growth and enhance liquidity.

Shareholders’ Equity. Total shareholders’ equity increased $2.2 million, or 1.3%, to $164.9 million at December 31, 2023 from $162.7 million at December 31, 2022. The increase was primarily due to net income of $4.5 million for the year ended December 31, 2023 partially offset by a $678,000 reduction in retained earnings related to adoption of CECL and a $2.2 million reduction in additional paid-in-capital related to share repurchases.

Comparison of Operating Results for the Years Ended December 31, 2023 and December 31, 2022

Net Income. Net income was $4.5 million for the year ended December 31, 2023, compared to net income of $2.7 million for the year ended December 31, 2022, an increase of $1.7 million, or 63.8%.

Interest and Dividend Income. Interest and dividend income increased $25.6 million, or 87.9%, to $54.8 million for the year ended December 31, 2023 from $29.2 million for the year ended December 31, 2022 due to a $21.4 million increase in interest and fees on loans, a $1.2 million increase in interest and dividends on securities and a $3.0 million increase in other interest income. The increase in interest and fees on loans was driven by an increase of $351.5 million in the average balance of the loan portfolio to $994.8 million for the year ended December 31, 2023 from $643.3 million for the year ended December 31, 2022, as well as an increase in the yield of 67 basis points to 4.86% during the year ended December 31, 2023 from 4.19% during the year ended December 31, 2022. The yield for the year ended December 31, 2023 benefited from new loans with higher rates as well as adjustable-rate loans repricing higher. Interest and dividends on securities increased $1.2 million, or 81.5%, to $2.7 million for the year ended December 31, 2023 from $1.5 million for the year ended December 31, 2022. This increase was driven by an increase in the yield of investment securities of 71 basis points to 2.56% for the year ended December 31, 2023, from 1.85% for the year ended December 31, 2022 resulting from the higher market interest rate environment, as well as an increase in the average balance of $6.3 million from $75.0 million during the year ended December 31, 2022 to $81.3 million during the year ended December 31, 2023. Other interest income increased $3.0 million, or 423.8% to $3.7 million for the year ended December 31, 2023 from $715,000 for the year ended December 31, 2022. This increase was due to the yield on short-term investments increasing by 3.5% to 5.21% for the year ended December 31, 2023 from 1.71% for the year ended December 31, 2022. The increase in yield was driven by increases in the rate paid on reserves at the Federal Reserve Bank.

Average interest-earning assets increased $387.8 million to $1.15 billion for the year ended December 31, 2023 from $760.3 million for the year ended December 31, 2022. The yield on interest earning-assets increased 90 basis points to 4.72% for the year ended December 31, 2023 from 3.82% for the year ended December 31, 2022.

Interest Expense. Total interest expense increased $24.5 million, or 443.7%, to $30.0 million for the year ended December 31, 2023 from $5.5 million for the year ended December 31, 2022. Interest expense on deposit accounts increased $16.8 million, or 369.0%, to $21.4 million for the year ended December 31, 2023 from $4.6 million for the year ended December 31, 2022, due to an increase in the weighted average rate on interest-bearing deposits of 220 basis points to 3.05% for the year ended December 31, 2023 from 0.85% for the year ended December 31, 2022, as well as an increase in the average balance of interest-bearing deposits of $164.4 million, or 30.6%, to $702.5 million for the year ended December 31, 2023 from $538.1 million for the year ended December 31, 2022.

Interest expense on Federal Home Loan Bank advances increased $7.6 million, or 804.3%, to $8.6 million for the year ended December 31, 2023 from $948,000 for the year ended December 31, 2022. The average balance of Federal Home Loan Bank advances increased $177.9 million, or 446.4%, to $217.8 million for the year ended December 31, 2023 from $39.9 million for the year ended December 31, 2022. The increase in FHLB advances was used to fund loan growth and for liquidity management. For the year ended December 31, 2023, the weighted average cost of Federal Home Loan Bank Advances was 3.94%, as compared to 2.38% for the year ended December 31, 2022.

Net Interest and Dividend Income. Net interest and dividend income increased $1.1 million, or 4.9%, to $24.8 million for the year ended December 31, 2023 from $23.6 million for the year ended December 31, 2022, primarily due to a $45.5 million increase in the average balance of net interest-earning assets during the year ended December 31, 2023, partially offset by a decrease in the net interest rate spread to 1.46% for the year ended December 31, 2023 from 2.87% for the year ended December 31, 2022. The decrease in the net interest rate spread was due to an increase in the cost of interest-bearing liabilities that exceeded the increase in the yield on interest-earning assets resulting primarily from the significant increase in market interest rates that directly impacted our funding costs. The net interest margin decreased 99 basis points to 2.11% for the year ended December 31, 2023 from 3.10% for the year ended December 31, 2022.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, a provision for credit losses of $803,000 was recorded for the year ended December 31, 2023 in accordance with the CECL standard, compared to a provision for credit losses of $2.9 million for the year ended December 31, 2022 in accordance with the incurred loss methodology standard. The $2.1 million, or 72.7%, decrease in the provision was driven by lower loan growth during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Noninterest Income. Noninterest income decreased $349,000, or 24.9%, to $1.1 million for the year ended December 31, 2023 from $1.4 million for the year ended December 31, 2022. The 2022 results benefited from a $430,000 gain recognized into income from a life insurance policy death benefit in the second quarter of 2022. Additional pressure on noninterest income in 2023 resulted from a decrease of $63,000 in net gain on sales of loans due to a lower number of loans sold. The table below sets forth our noninterest income for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Customer service fees	$508	$446	$62	13.9%
Income from bank-owned life insurance	479	828	(349)	(42.1)
Net gain on sales of loans	21	84	(63)	(75.0)
Other	44	43	1	2.3
Total noninterest income	$1,052	$1,401	$(349)	(24.9)%

Noninterest Expense. Noninterest expense increased $447,000, or 2.4%, to $19.1 million for the year ended December 31, 2023 from $18.6 million for the year ended December 31, 2022. Significant changes are as follows:

•
Salaries and employee benefits increased $1.8 million, or 17.6%, driven by additional staffing to support our strategic plan, including the opening of our office in Woburn, MA, merit increases, as well as expenses related to the ESOP which did not exist in the first half of 2022 and expenses related to the 2023 Equity Incentive Plan which did not exist in 2022;
•
Director compensation increased $152,000, or 35.4%, driven by $103,000 in stock-based compensation recorded in the year ended December 31, 2023, related to the 2023 Equity Incentive Plan. There were no stock-based compensation costs in 2022 related to this plan;
•
Occupancy and equipment expense increased $188,000, or 25.0%, driven by our new Woburn, MA branch office;
•
FDIC deposit insurance expense increased $568,000, or 252.4%, driven by both increases in assessment rates charged by the FDIC as well as an increase in our asset size;
•
Professional fees increased $509,000, or 60.2%, driven by increased costs related to operating as a public company for the full year 2023 versus a partial year in 2022;
•
Charitable contributions decreased $3.2 million, or 99.5%, driven by a $3.2 million contribution to the Everett Co-operative Bank Charitable Foundation made in the third quarter of 2022 in connection with the Company’s initial public offering; and
•
Other expenses increased $206,000, or 15.7%, driven by increased costs related to operating as a public company.

The table below sets forth our noninterest expense for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$11,679	$9,928	$1,751	17.6%
Director Compensation	581	429	152	35.4
Occupancy and equipment	941	753	188	25.0
Data processing	1,093	850	243	28.6
Computer software and licensing fees	286	259	27	10.4
Advertising and promotions	794	752	42	5.6
Professional fees	1,355	846	509	60.2
FDIC deposit insurance	793	225	568	252.4
Charitable contributions	17	3,256	(3,239)	(99.5)
Other expense	1,515	1,309	206	15.7
Total noninterest expense	$19,054	$18,607	$447	2.4%

Income Tax Expense. Income tax expense increased $753,000, or 97.0%, to $1.5 million for the year ended December 31, 2023 from $776,000 for the year ended December 31, 2022. The effective tax rate was 25.5% and 22.2% for the years ended December 31, 2023 and 2022, respectively. The lower effective tax rate in 2022 was driven by non-taxable death benefits received on bank-owned life insurance.

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

	For the Year Ended December 31,
	2023			2022
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Total loans	$994,834	$48,330	4.86%	$643,298	$26,954	4.19%
Securities (1)	81,300	2,079	2.56	74,950	1,387	1.85
Short term investments	71,918	3,745	5.21	41,831	714	1.71
Interest bearing time deposits	62	-	0.70	238	1	0.60
Total interest-earning assets	1,148,114	54,154	4.72%	760,317	29,056	3.82%
Non-interest-earning assets	32,755			27,486
Total assets	$1,180,869			$787,803

Interest-bearing liabilities:
Checking accounts	$21,939	$18	0.08%	$35,900	$29	0.08%
Savings accounts	164,087	4,074	2.48	70,106	461	0.66
Money market accounts	105,793	2,412	2.28	177,549	864	0.49
Certificates of deposit	410,704	14,909	3.63	254,543	3,212	1.26
Total interest-bearing deposits	702,523	21,413	3.05	538,098	4,566	0.85
Federal Home Loan Bank advances	217,771	8,573	3.94	39,859	948	2.38
Other borrowings	-	-	0.00	27	1	3.70
Total interest-bearing liabilities	920,294	29,986	3.26%	577,984	5,515	0.95%
Non-interest-bearing demand deposits	84,546			86,646
Non-interest-bearing liabilities	11,148			8,344
Total liabilities	1,015,988			672,974
Shareholders' equity	164,881			114,829
Total liabilities and shareholders' equity	$1,180,869			$787,803

Net interest income		$24,168			$23,541
Net interest rate spread (2)			1.46%			2.87%
Net interest-earning assets (3)	$227,820			$182,333
Net interest margin (4)			2.11%			3.10%

Average interest-earning assets to interest- bearing liabilities			124.76%			131.55%

(1)
Excludes interest and dividends on cost method investments of $622,000 and $101,000 for the years ended December 31, 2023 and December 31, 2022, respectively.
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

	Years Ended December 31, 2023 vs. 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(in thousands)
Interest-earning assets:
Loans	$16,547	$4,829	$21,376
Securities	125	567	692
Short term investments	787	2,244	3,031
Interest bearing time deposits	(1)	-	(1)
Total interest-earning assets	$17,458	$7,640	$25,098

Interest-bearing liabilities:
Checking accounts	$(11)	$-	$(11)
Savings accounts	1,177	2,436	3,613
Money market deposits	(476)	2,024	1,548
Certificates of deposit	2,882	8,815	11,697
Total deposits	3,572	13,275	16,847
Advances from the Federal Home Loan Bank	6,649	976	7,625
Other interest-bearing liabilities	(1)	-	(1)
Total interest-bearing liabilities	$10,220	$14,251	$24,471

Change in net interest income	$7,238	$(6,611)	$627

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

Historically we had not engaged in hedging activities, such as engaging in swaps, futures or options. Beginning in January of 2024 we have begun to utilize interest rate swaps to help manage our interest rate risk.

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

The table below sets forth, as of December 31, 2023, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

As of December 31, 2023
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
400	23,724	-3.1%
300	23,881	-2.5%
200	24,037	-1.8%
100	24,435	-0.2%
Level	24,489	0.0%
-100	23,372	-4.6%
-200	22,557	-7.9%
-300	21,872	-10.7%
-400	21,288	-13.1%

____________________

1.
Assumes an immediate uniform change in interest rates at all maturities.

The tables above indicate that at December 31, 2023, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a decrease in net interest income of 1.8%, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 7.9% decrease in net interest income.

Economic Value of Equity. We also compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases and decreases instantaneously by 100, 200, 300 and 400 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The table below sets forth, as of December 31, 2023, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

As of December 31, 2023
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
400	2,429	(59,108)	-96.1%	0.2%	(492)
300	15,240	(46,297)	-75.2%	1.4%	(376)
200	28,539	(32,998)	-53.6%	2.5%	(262)
100	46,501	(15,036)	-24.4%	4.0%	(115)
—	61,537	0	0.0%	5.1%	0
-100	67,146	5,609	9.1%	5.5%	32
-200	71,913	10,376	16.9%	5.7%	57
-300	75,518	13,981	22.7%	5.9%	72
-400	66,575	5,038	8.2%	5.1%	(6)

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2023, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 53.6% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 16.9% increase in EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Boston. At December 31, 2023, we had outstanding advances of $234.0 million from the Federal Home Loan Bank. At December 31, 2023, we had unused borrowing capacity of $200.8 million with the Federal Home Loan Bank and $10.0 million with the Atlantic Community Bankers Bank.

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

At December 31, 2023, we had $23.1 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $78.4 million in unused lines of credit to borrowers and $53.0 million in unadvanced construction loans.

Certificates of deposit due within one year of December 31, 2023 totaled $232.7 million, or 26.8%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2024, or on our savings and money market accounts.

We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2023.

Our primary investing activity is originating loans. During the years ended December 31, 2023 and 2022, we originated and purchased $268.1 million and $557.7 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, as well as both FHLB advances and brokered deposits. We experienced net increases in deposits of $150.1 million and $146.4 million for the years ended December 31, 2023 and 2022, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. At December 31, 2023 and 2022, the level of brokered time deposits was $115.5 million and $100.8 million, respectively. At December 31, 2023 and 2022 the level of FHLB advances was $234.0 million and $174.0 million, respectively.

For additional information, see the consolidated statements of cash flows for the years ended December 31, 2023 and 2022 included as part of the consolidated financial statements appearing elsewhere in this 10-K.

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

At December 31, 2023, Everett Co-operative Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 16 of the notes to consolidated financial statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2023, we had outstanding commitments to originate and purchase loans of $23.1 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2023 totaled $232.7 million. Management expects that a substantial portion of these time deposits will be retained. However, if a substantial portion of these time deposits is not retained, we may utilize advances from the Federal Home Loan Bank, brokered deposits or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

ECB Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ECB Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baker Newman & Noyes LLC

Boston, Massachusetts

March 29, 2024

We have served as the Company’s auditor since 2015.

ECB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2023 and December 31, 2022

(Dollars in thousands)

	December 31, 2023	December 31, 2022

ASSETS
Cash and due from banks	$3,786	$3,123
Short-term investments	115,250	58,927
Total cash and cash equivalents	119,036	62,050
Interest-bearing time deposits	—	300
Investments in available-for-sale securities (at fair value)	5,003	5,001
Investments in held-to-maturity securities, at cost (fair values of $70,590 at December 31, 2023 and $69,707 at December 31, 2022)	76,979	77,591
Loans, net of allowance for credit losses of $8,591 as of December 31, 2023 and $7,200 as of December 31, 2022	1,039,789	885,674
Federal Home Loan Bank stock, at cost	9,892	7,293
Premises and equipment, net	3,754	3,698
Accrued interest receivable	3,766	2,632
Deferred tax assets, net	4,767	4,344
Bank-owned life insurance	14,472	14,067
Other assets	2,877	1,812
Total assets	$1,280,335	$1,064,462

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$78,342	$84,903
Interest-bearing	789,872	633,246
Total deposits	868,214	718,149
Federal Home Loan Bank advances	234,000	174,000
Other liabilities	13,220	9,583
Total liabilities	1,115,434	901,732

Shareholders' Equity:
Preferred Stock, par value $0.01; Authorized: 1,000,000 shares; Issued and outstanding: 0 shares and 0 shares, respectively	—	—
Common Stock, par value $0.01; Authorized: 30,000,000 shares; Issued and outstanding: 9,291,810 shares and 9,175,247 shares, respectively	93	92
Additional paid-in capital	87,431	89,286
Retained earnings	83,854	80,076
Accumulated other comprehensive income	129	249
Unallocated common shares held by the Employee Stock Ownership Plan	(6,606)	(6,973)
Total shareholders' equity	164,901	162,730
Total liabilities and shareholders' equity	$1,280,335	$1,064,462

The accompanying notes are an integral part of these consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2023 and 2022

(Dollars in thousands, except share data)

	Year Ended
	December 31,
	2023	2022
Interest and dividend income:
Interest and fees on loans	$48,330	$26,954
Interest and dividends on securities	2,701	1,488
Other interest income	3,745	715
Total interest and dividend income	54,776	29,157
Interest expense:
Interest on deposits	21,413	4,566
Interest on Federal Home Loan Bank advances	8,573	948
Interest on Federal Funds purchased	-	1
Total interest expense	29,986	5,515
Net interest and dividend income	24,790	23,642
Provision for credit losses	803	2,940
Net interest and dividend income after provision for credit losses	23,987	20,702
Noninterest income:
Customer service fees	508	446
Income from bank-owned life insurance	479	828
Net gain on sales of loans	21	84
Other income	44	43
Total noninterest income	1,052	1,401
Noninterest expense:
Salaries and employee benefits	11,679	9,928
Director compensation	581	429
Occupancy and equipment expense	941	753
Data processing	1,093	850
Computer software and licensing fees	286	259
Advertising and promotions	794	752
Professional fees	1,355	846
Federal Deposit Insurance Corporation deposit insurance	793	225
Charitable contributions	17	3,256
Other expense	1,515	1,309
Total noninterest expense	19,054	18,607
Income before income tax expense	5,985	3,496
Income tax expense	1,529	776
Net income	$4,456	$2,720
Share data:
Weighted average shares outstanding, basic	8,466,021	8,456,218
Weighted average shares outstanding, diluted	8,523,705	8,456,218
Basic earnings per share	$0.53	$0.32
Diluted earnings per share	$0.52	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2023 and 2022

(Dollars in thousands)

	Year Ended
	December 31,
	2023	2022

Net income	$4,456	$2,720
Other comprehensive (loss) income, net of tax:
Net change in unrealized holding gain on securities available-for-sale	(6)	(6)
Net change in unrecognized postretirement benefit costs pertaining to supplemental executive retirement plan	(93)	202
Net change in unrecognized postretirement benefit costs pertaining to director fee continuation plan	(21)	136
Other comprehensive (loss) income, net of tax	(120)	332

Comprehensive income	$4,336	$3,052

The accompanying notes are an integral part of these consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Statements of Changes in Shareholders' Equity

For the Years Ended December 31, 2023 and 2022

(Dollars in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unallocated Common Stock Held by ESOP	Total
Balance at December 31, 2021	-	$-	$-	$77,356	$(83)	$-	$77,273
Net income	-	-	-	2,720	-	-	2,720
Other comprehensive income, net of tax	-	-	-	-	332	-	332
Proceeds of stock offering and issuance of common shares (net of costs of $2.6 million )	8,915,247	89	86,497	-	-	-	86,586
Issuance of common shares donated to the Everett Co-operative Bank Charitable Foundation	260,000	3	2,597	-	-	-	2,600
Purchase of common shares by the ESOP (734,020 shares)	-	-	-	-	-	(7,340)	(7,340)
ESOP shares allocated (36,701 shares)	-	-	192	-	-	367	559
Balance at December 31, 2022	9,175,247	$92	$89,286	$80,076	$249	$(6,973)	$162,730
Cumulative Effect Accounting Adjustment for CECL Adoption	-	-	-	(678)	-	-	(678)
Net income	-	-	-	4,456	-	-	4,456
Other comprehensive loss, net of tax	-	-	-	-	(120)	-	(120)
ESOP shares allocated (36,701 shares)	-	-	103	-	-	367	470
Shares repurchased under share repurchase plan	(189,394)	(2)	(2,223)	-	-	-	(2,225)
Restricted stock awards issued	305,957	3	(3)	-	-	-	-
Stock-based compensation	-	-	268	-	-	-	268
Balance at December 31, 2023	9,291,810	$93	$87,431	$83,854	$129	$(6,606)	$164,901

The accompanying notes are an integral part of these consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2023 and 2022

(Dollars in thousands)

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net income	$4,456	$2,720
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	31	182
Provision for credit losses	803	2,940
Change in deferred loan costs/fees	(32)	(175)
Gain on sales of loans, net	(21)	(84)
Proceeds from sales of loans	367	5,824
Loans originated for sale, net	(346)	(4,439)
Depreciation and amortization expense	279	302
Increase in accrued interest receivable	(1,134)	(1,151)
Increase in accrued interest payable	1,455	687
Increase in bank-owned life insurance	(405)	(398)
Gain from life insurance policy death benefit	(72)	(430)
Deferred income tax benefit	(111)	(1,502)
Accrual for pension plan withdrawal liability	—	(2,001)
Issuance of common shares donated to the Everett Co-operative Bank Charitable Foundation	—	2,600
ESOP expense	470	559
Stock-based compensation expense	268	—
Increase in other assets	(1,242)	(769)
Increase in other liabilities	1,668	2,905
Net cash provided by operating activities	6,434	7,770

Cash flows from investing activities:
Purchases of held-to-maturity securities	(8,292)	(22,628)
Proceeds from paydowns and maturities of held-to-maturity securities	8,864	10,426
Proceeds from life insurance policy death benefit	249	896
Purchase of interest-bearing time deposits	—	(300)
Proceeds from maturities of interest bearing time deposits	300	—
Purchase of Federal Home Loan Bank Stock	(3,525)	(8,025)
Redemption of Federal Home Loan Bank Stock	926	1,819
Loan originations and principal collections, net	(142,269)	(354,493)
Purchase of loans	(13,207)	(16,841)
Recoveries of loans previously charged off	1	26
Capital expenditures	(335)	(216)
Net cash used in investing activities	(157,288)	(389,336)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW and savings accounts	(28,590)	53,368
Net increase in time deposits	178,655	93,027
Proceeds from long-term Federal Home Loan Bank advances	195,000	110,000
Repayments of long-term Federal Home Loan Bank advances	(80,000)	(20,000)
Net change in short-term Federal Home Loan Bank advances	(55,000)	75,000
Net proceeds from issuance of common stock	—	79,246
Payments for shares repurchased under share repurchase plan	(2,225)	—
Net cash provided by financing activities	207,840	390,641

Net increase in cash and cash equivalents	56,986	9,075
Cash and cash equivalents at beginning of year	62,050	52,975
Cash and cash equivalents at end of period	$119,036	$62,050

Supplemental disclosures:
Interest paid	$28,531	$4,828
Income taxes paid	2,259	1,982
Noncash activities:
Effect of the adoption of ASU 2016-13
Allowance for credit losses	182	—
Deferred income taxes	266	—
Other liabilities	762	—

The accompanying notes are an integral part of these consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023

Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

CONVERSION

On March 9, 2022, the Board of Directors of Everett Co-operative Bank (the "Bank") adopted a Plan of Conversion under which the Bank would convert from a Massachusetts mutual co-operative bank into a Massachusetts stock co-operative bank and become the wholly owned subsidiary of a newly chartered stock holding company, ECB Bancorp, Inc. (the “Holding Company”). The Plan of Conversion received the required approvals of various regulatory agencies and the Plan of Conversion was approved by the required vote of more than two-thirds of the Bank’s depositors present and voting at a special meeting of depositors held on May 5, 2022. The Bank’s mutual to stock conversion and the Company’s stock offering were consummated on July 27, 2022. In the offering, the Company sold 8,915,247 shares of common stock at a per share price of $10.00 for gross offering proceeds of $89.2 million. Additionally, the Company contributed 260,000 shares and $600,000 in cash to the Everett Co-operative Bank Charitable Foundation (the “Foundation”).

The Bank has established a Liquidation Account in an amount equal to the net worth of the Bank as of the date of the latest consolidated balance sheet contained in the final prospectus distributed in connection with the Company's stock conversion and stock offering. The function of the Liquidation Account is to establish a priority on liquidation of the Bank. The Liquidation Account will be maintained by the Bank for the benefit of the eligible account holders who continue to maintain deposit accounts with the Bank following the conversion. Each eligible account holder, with respect to each deposit account, holds a related inchoate interest in a portion of the Liquidation Account balance, in relation to each deposit account balance at the eligibility record date, or to such balance as it may be subsequently reduced, as hereinafter provided. The initial Liquidation Account balance will not be increased, and is subject to downward adjustment to the extent of any downward adjustment of any subaccount balance of any eligible account holder in accordance with the regulations of the Division of Banks of the Commonwealth of Massachusetts.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING POLICIES

The accounting and reporting policies of the Company and the Bank conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and predominant practices within the banking industry. The consolidated financial statements are prepared using the accrual basis of accounting. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein. In the opinion of management, all adjustments necessary for a fair presentation are reflected in these consolidated financial statements, and all adjustments made are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements of the Company include the balances and results of operations of its wholly-owned subsidiary Everett Co-operative Bank (the "Bank") as well as First Everett Securities Corporation, a wholly-owned subsidiary of the Bank. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses.

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

Securities

The Company classifies securities at the time of purchase into one of three categories: held-to-maturity (HTM), available-for-sale (AFS), or trading. These security classifications may be modified after acquisition only under certain specified conditions. In general, debt securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other debt securities must be classified as available-for-sale.

•
Held-to-maturity securities are measured at amortized cost on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, or in a separate component of shareholders' equity; they are merely disclosed in the notes to the consolidated financial statements.
•
Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings but are reported in other comprehensive income, net of related taxes.
•
Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings. The Company had no securities classified as trading securities at December 31, 2023 and 2022.

Purchase premiums and discounts are recognized in interest income, using the interest method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Such gains and losses are recognized within non-interest income or non-interest expense within the consolidated statements of income.

ASU 2016-13 made targeted changes to ASC 320 to eliminate the concept of “other than temporary” from the impairment loss estimation model for AFS securities. A summary of the changes made by the Company to the existing impairment model as a result of adoption of ASU 2016-13 is as follows:

•
The use of an allowance approach, rather than a permanent write-down of a security’s cost basis upon determination of an impairment loss.
•
The amount of the allowance is limited to the amount at which the security’s fair value is less than its amortized cost basis.
•
The Company may not consider the length of time a security’s fair value has been less than amortized cost.
•
The Company may not consider recoveries in fair value after the balance sheet date when assessing whether a credit loss exists.

The Company’s AFS securities are carried at fair value. For AFS securities in an unrealized loss position, management will first evaluate whether there is intent to sell a security, or if it is more likely than not that the Company will be required to sell a security prior to anticipated recovery of its amortized cost basis. If either of these criteria are met, the Company will record a write-down of the security’s amortized cost basis to fair value through income. For those AFS securities which do not meet the intent or requirement to sell criteria, management will evaluate whether the decline in fair value is a result of credit related matters or other factors. In performing this assessment, management considers the creditworthiness of the issuer including whether the security is guaranteed by the U.S. federal government or other government agency, the extent to which fair value is less than amortized cost, and changes in credit rating during the period, among other factors. If this assessment indicates the existence of credit losses, an allowance for credit losses will be established, as determined by a discounted cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and is recognized in earnings.

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the security is determined to be uncollectible, or when either of the afore-mentioned criteria surrounding intent or requirement to sell have been met. On January 1, 2023, the date on which the Company adopted ASU 2016-13, no allowance for credit losses was recorded for AFS securities.

Debt securities are placed on non-accrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against current interest income.

Prior to the adoption of ASU 2016-13, management evaluated impaired securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warranted such evaluation. Consideration was given to the length of time and the extent to which the fair value was less than cost, current market conditions, the financial condition and near-term prospects of the issuer, performance of collateral underlying the securities, the ratings of the individual securities, the interest rate environment, the Company’s intent to sell the security or whether it was more likely than not that the Company would be required to sell the debt security before its anticipated recovery, as well as other qualitative factors.

If a decline in fair value below the amortized cost basis of an investment was judged to be other than temporary, the investment was written down to fair value. The portion of the impairment related to credit losses was included in net income, and the portion of the impairment related to other factors was included in other comprehensive income.

Refer to Note 3, “Investments in Securities” for additional information regarding the measurement of impairment losses on AFS securities.

The Company measures expected credit losses on held to maturity securities on a collective basis by major security type. Management classifies the held-to maturity portfolio into the following major security types: U.S. Government Sponsored Enterprises, U.S. Treasury, Agency Mortgage-Backed Securities, and Corporate Bonds.

Refer to Note 3, “Investments in Securities” for additional information regarding the measurement of credit losses on HTM securities.

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of amortized cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance and recorded in noninterest expense. Fair value is based on committed secondary market prices. No losses have been recorded during 2023 or 2022. Gains or losses on sales of mortgage loans are recognized in the Consolidated Statements of Income at the time of sale. Interest income is recognized on loans held for sale between the time the loan is funded and the loan is sold. Direct loan origination costs and fees are deferred upon origination and are recognized in the Consolidated Statements of Income on the date of sale.

Loans

Loans that the Company has the intent and ability to hold until maturity or payoff are carried at amortized cost (net of the allowance for credit losses). Amortized cost is the principal amount outstanding, adjusted by partial charge-offs and net of any deferred loan costs or fees. For originated loans, loan fees and certain direct origination costs are deferred and amortized into interest income over the contractual life of the loan using the level-yield method. When a loan is paid off, the unamortized portion is recognized in interest income. Interest income on loans is accrued based upon the daily principal amount outstanding except for loans on nonaccrual status. As a general rule, loans more than 90 days past due with respect to principal or interest are classified as nonaccrual loans, or sooner if management considers such action to be prudent. However, loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. Income accruals are suspended on all nonaccrual loans in a timely manner and all previously accrued and uncollected interest is reversed against current income. A loan can be returned to accrual status when collectibility of principal and interest is reasonably assured and the loan has performed for a period of time, generally at least six months. When doubt exists as to the collectability of a loan, any payments received are applied to reduce the amortized cost of the loan to the extent necessary to eliminate such doubt. For all loan portfolios, a charge-off occurs when the Company determines that a specific loan, or portion thereof, is uncollectible. This determination is made based on management's review of specific facts and circumstances of the individual loan, including the expected cash flows to repay the loan, the value of the collateral and the ability and willingness of any guarantors to perform.

Allowance for Credit Losses

On January 1, 2023, the Company adopted the Financial Accounting Standards Board's guidance related to measuring credit losses, including the current expected credit loss methodology (CECL) for estimating the allowance for credit losses for loans. The allowance for credit losses is established based upon the Company's current estimate of expected lifetime credit losses on loans measured at amortized cost. Credit losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. Subsequent recoveries, if any, are credited to the allowance. Under the CECL methodology, the Company estimates credit losses for financial assets on a collective basis for loans sharing similar risk characteristics. The Company segments financial assets with similar risk characteristics and has elected to segment its loans based on Federal Call codes used for reporting loans to the Federal Deposit Insurance Corporation as part of the Call Report process. These segments are collectively evaluated for expected credit losses using a quantitative Discounted Cash Flow ("DCF") model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The Company has elected to use this approach because DCF models allow for effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner and peer data is available for certain inputs such as the probability of default and the loss given default. The quantitative model utilizes a loss factor based approach to estimate expected credit losses, which are derived from internal historical and industry peer loss experience. The model estimates expected credit losses using loan level data over the estimated life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the historical long-run average using the straight-line reversion method. Management periodically evaluates a reasonable and supportable forecast period and a reversion period to be appropriate for purposes of estimating expected credit losses. The qualitative risk factors impacting the expected risk of loss within the portfolio include the following:

•
Lending policies and procedures
•
Economic and business conditions
•
Nature and volume of loans
•
Changes in management
•
Changes in credit quality
•
Changes in loan review system
•
Changes to underlying collateral values
•
Concentrations of credit risk
•
Other external factors

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each loan segment are as follows:

One-to-four residential real estate and home equity lines of credit and loans: The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent without requiring private mortgage insurance. Loans in these segments are collateralized primarily by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in these segments.

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

Loans that do not share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. This includes loans on non-accrual status and loans that are 90 days or greater past due. For the loans that will be individually assessed, the Company will use either a discounted cash flow (“DCF”) approach or a fair value of collateral approach. The latter approach will be used for loans deemed to be collateral dependent or when foreclosure is probable. Accrued interest receivable amounts are excluded from balances of loans held at amortized cost and are included within accrued interest receivable in the consolidated balance sheets. Management has elected not to measure an allowance for credit losses on these amounts as the Company employs a timely write-off policy. Consistent with the Company's policy for nonaccrual loans, accrued interest receivable is typically written off when loans reach 90 days past due and are placed on nonaccrual status.

In the ordinary course of business, the Company enters into commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for credit losses on loans with an additional assumption of probability of funding. The reserve for unfunded lending commitments is included in other liabilities in the consolidated balance sheets.

Allowance for Loan Losses Pre-adoption of CECL Methodology

Through December 31, 2022, the allowance for loan losses was established as losses were estimated to have occurred through a provision for loan losses charged to earnings. Loan losses were charged against the allowance when management believed the uncollectability of a loan balance was confirmed. Subsequent recoveries, if any, were credited to the allowance. The allowance for loan losses was evaluated on a regular basis by management and was based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation was inherently subjective as it required estimates that were susceptible to significant revision as more information became available.

General Component

The general component of the allowance for loan losses was based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, multi-family real estate, commercial real estate, home equity lines of credit and loans, construction, commercial and consumer. Management used a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor was adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Bank’s policies or methodology pertaining to the general component of the allowance for loan losses during 2022.

Although not separately segmented, loans subject to COVID-19 modifications and PPP loans were monitored within their respective segments for purposes of identifying any potential problem loans and to ensure that their respective risks were captured in the allowance model.

The qualitative factors were determined based on the various risk characteristics of each loan segment.

Allocated Component

The allocated component related to loans that were classified as impaired. Impairment was measured on a loan by loan basis for commercial, multi-family, commercial real estate, construction and residential loans and home equity lines of credit and loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan was collateral dependent. An allowance was established when the discounted cash flows (or collateral value) of the impaired loan were lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans were collectively evaluated for impairment. Accordingly, the Bank did not separately identify individual consumer loans for impairment disclosures, unless such loans were subject to a troubled debt restructuring (TDR) agreement. A loan was considered impaired when, based on current information and events, it was probable that the Bank would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment included payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company periodically might agree to modify the contractual terms of loans. When a loan was modified and a concession was made to a borrower experiencing financial difficulty, the modification was considered a TDR. All TDRs were initially classified as impaired.

Unallocated Component

An unallocated component was maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflected the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Bank Owned Life Insurance

The Company holds bank-owned life insurance on the lives of certain participating employees. The amount reported as an asset on the Consolidated Balance Sheets is the sum of the cash surrender values reported to the Company by the various insurance carriers. Increases in the cash surrender value of life insurance policies, as well as benefits received net of any cash surrender value, are recorded in other noninterest income, and are generally not subject to income taxes. The Company reviews the financial strength of the insurance carriers prior to the purchase of life insurance policies and no less than annually thereafter. Regulatory requirements limit the total amount of CSV to be held with any individual carrier to 15% of Tier 1 capital (as defined for regulatory purposes) and the total CSV of all life insurance policies is limited to 25% of Tier 1 capital.

Premises and Equipment

Land is carried at cost. Buildings, leasehold improvements and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lease terms or the estimated lives of the improvements. Expected lease terms include lease options to the extent that the exercise of such options is reasonably assured.

Leases

Leases are evaluated at inception to determine if leases should be classified as an operating or finance lease. Leases are recognized as right-of-use lease assets and lease liabilities. The discount rate used in determining the present value of lease payments is based on the Company’s incremental borrowing rate for borrowings with terms similar to each lease at commencement date. The Company recognizes lease expense for operating leases on a straight-line basis.

Other Real Estate Owned and In-Substance Foreclosures

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance repossession. These properties are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure or transfer, establishing a new cost basis. Subsequent to foreclosure or transfer, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Any write-down from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for credit losses. Expenses incurred in connection with maintaining these assets, subsequent write-downs and gains or losses recognized upon sale are included in other expense.

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

Stock-based Compensation

The Company recognizes stock-based compensation based on the grant-date fair value of the award with no adjustment for expected forfeitures, as forfeitures are recognized when they occur. For restricted stock awards, the Company recognizes compensation expense ratably over the vesting period for the fair value of the award, measured at the grant date. For stock option awards, the Company values awards granted using the Black-Scholes option-pricing model. The Company recognizes compensation expense for these awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time. The Company recognizes excess tax benefits on certain stock compensation transactions. The excess tax benefits are recorded through earnings as a discrete item within the Company’s effective tax rate during the period of the transaction.

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

The Company has evaluated the positions taken on its tax returns filed and the potential impact on its tax status as of December 31, 2023. The Company has concluded no uncertain income tax positions exist at December 31, 2023. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the 2020 through 2023 tax years.

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

Earnings Per Share

Basic earnings per share is calculated by dividing the income available to common shares by the weighted-average number of common shares outstanding during the period. Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares (such as those resulting from the exercise of stock options) were issued during the period, computed using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Common Share Repurchases

Shares repurchased by the Company under the Company’s share repurchase program have been classified as authorized but unissued shares. The cost of shares repurchased by the Company has been accounted for as a reduction to common stock and additional paid in capital balances. Under Maryland corporation law, repurchased shares are not classified as Treasury shares; but rather, are classified as authorized but unissued shares. U.S. GAAP states that the accounting for share repurchases shall conform to state law where applicable.

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

Effective January 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans held for investment and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. In addition, this update makes changes to the accounting for credit-related impairment of available for sale debt securities by eliminating other-than-temporary impairment charges. Following the expected loss model, credit-related losses on available for sale debt securities will be reflected as a valuation allowance for credit losses on those securities. The Company adopted Topic 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Accordingly, a cumulative effect transition adjustment amounting to $678,000 decreased the opening balance of retained earnings, effective January 1, 2023. Prior periods have not been restated and continue to be presented under the incurred loss model. A summary of the financial statement impact upon adoption of Topic 326 is as follows:

	Financial Statement Impact of Adoption
	Balance	Transition	Balance
	12/31/2022	Adjustment	1/1/2023
	(in thousands)

Assets:
Allowance for credit losses on loans	$7,200	$182	$7,382
Deferred tax asset, net	4,344	266	4,610

Liabilities
Allowance for credit losses on off-balance sheet credit exposures	$402	$762	$1,164

Effective January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the existing accounting guidance for troubled debt restructures ("TDRs") by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors and instead requires that an entity evaluate whether a modification represents a new loan or a continuation of an existing loan. The amendments also enhance disclosure requirements for certain loans refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 also requires additional disclosure of current period gross write-offs by year of origination for financing receivables to be included in the entity's vintage disclosure, as currently required under Topic 326. The adoption of ASU 2022-02 did not have a significant impact on the Company's consolidated financial statements.

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force (“EITF”) Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. These updates were immediately effective and did not have a significant impact on the Company's consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments require that public business entities on an annual basis disclose specific categories in the rate reconciliation. ASU 2023-09 also requires entities to provide additional information for reconciling items that meet a quantitative threshold. As an emerging growth company, the amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2025 with early adoption permitted. ASU 2023-09 is not expected to have a significant impact on our financial statements.

NOTE 3 – INVESTMENTS IN SECURITIES

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The following tables summarize the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Held-to-maturity:	Cost	Gains	Losses	Losses	Value
		(in thousands)
As of December 31, 2023
Debt securities issued by U.S. government-sponsored enterprises	$10,225	$—	$(381)	$—	$9,844
Mortgage-backed securities	49,445	36	(5,235)	—	44,246
Corporate bonds	14,408	—	(779)	—	13,629
U.S. Treasury securities	2,901	—	(30)	—	2,871
Total held-to-maturity securities	$76,979	$36	$(6,425)	$—	$70,590
As of December 31, 2022
Debt securities issued by U.S. government-sponsored enterprises	$11,213	$6	$(578)	$—	$10,641
Mortgage-backed securities	51,864	3	(6,181)	—	45,686
Corporate bonds	11,612	—	(1,041)	—	10,571
U.S. Treasury securities	2,902	—	(93)	—	2,809
Total held-to-maturity securities	$77,591	$9	$(7,893)	$—	$69,707

The majority of all held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the year ended December 31, 2023. The Company's investments in corporate bonds are deemed “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery. The Company does not expect to suffer a credit loss as of December 31, 2023. Excluded from the table above is accrued interest on held to maturity securities of $310,000 and $267,000 at December 31, 2023 and 2022. respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities for the year ended December 31, 2023. No securities held by the Company were delinquent on contractual payments at December 31, 2023, nor were any securities placed on non-accrual status for the year then ended.

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Available-for-sale	Cost	Gains	Losses	Losses	Value
		(in thousands)
As of December 31, 2023
Corporate bonds	$5,000	$4	$(1)	$—	$5,003
Total available-for-sale securities	$5,000	$4	$(1)	$—	$5,003
As of December 31, 2022
Corporate bonds	$4,991	$10	$—	$—	$5,001
Total available-for-sale securities	$4,991	$10	$—	$—	$5,001

The Company did not record a provision for estimated credit losses on any available-for-sale securities for the year ended December 31, 2023. Excluded from the table above is accrued interest on available-for-sale securities of $58,000 and $49,000 at December 31, 2023 and 2022, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities for the year ended December 31, 2023. No securities held by the Company were delinquent on contractual payments at December 31, 2023, nor were any securities placed on non-accrual status for the year then ended.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available for sale and held to maturity securities as of December 31, 2023 is presented below:

	Available-
	for-sale	Held-to-maturity
	Fair	Amortized	Fair
	Value	Cost Basis	Value
	(in thousands)
Within 1 year	$5,003	$7,540	$7,488
After 1 year through 5 years	—	23,306	22,285
After 5 years through 10 years	—	4,808	4,566
After 10 years	—	41,325	36,251
Total	$5,003	$76,979	$70,590

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of securities during the years ended December 31, 2023 and 2022.

The carrying value of securities pledged to secure advances from the FHLB were $62.6 million and $63.0 million as of December 31, 2023 and December 31, 2022, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and have no allowance for credit losses, are as follows as of December 31, 2023 and December 31, 2022:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(in thousands)
As of December 31, 2023
Held to Maturity:
Debt securities issued by U.S. government-sponsored enterprises	$2,740	$(7)	$7,104	$(374)	$9,844	$(381)
Mortgage-backed securities	-	-	38,717	(5,235)	38,717	(5,235)
Corporate bonds	2,821	(11)	10,808	(768)	13,629	(779)
U.S. Treasury securities	-	-	2,871	(30)	2,871	(30)
Total temporarily impaired securities	$5,561	$(18)	$59,500	$(6,407)	$65,061	$(6,425)

Available for Sale:
Corporate bonds	$2,500	$(1)	$-	$-	$2,500	$(1)
Total temporarily impaired securities	$2,500	$(1)	$-	$-	$2,500	$(1)

As of December 31, 2022
Held to Maturity:
Debt securities issued by U.S. government-sponsored enterprises	$2,847	$(40)	$5,046	$(538)	$7,893	$(578)
Mortgage-backed securities	20,795	(1,294)	24,710	(4,887)	45,505	(6,181)
Corporate bonds	10,571	(1,041)	-	-	10,571	(1,041)
U.S. Treasury securities	2,809	(93)	-	-	2,809	(93)
Total temporarily impaired securities	$37,022	$(2,468)	$29,756	$(5,425)	$66,778	$(7,893)

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. At December 31, 2023 and 2022, all held to maturity securities held by the Company were rated investment grade or higher.

At December 31, 2023, four debt securities issued by U.S. government-sponsored enterprises, forty-eight mortgage backed securities, nine corporate bonds and one U.S. treasury security had unrealized losses with aggregate depreciation of 3.7%, 11.9%, 4.6% and 1.0%, respectively, from the Company’s amortized cost basis. These unrealized losses relate to changes in market interest rates since acquiring the securities. As management has the intent and ability to hold debt securities until maturity or cost recovery, no allowance for credit losses on securities is deemed necessary as of December 31, 2023.
NOTE 4 – LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

Loans consisted of the following as of the dates indicated:

	At December 31,		At December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$410,131	39.1%	$355,381	39.8%
Multi-family	287,361	27.4%	241,951	27.1%
Commercial	196,365	18.7%	156,212	17.5%
Home equity lines of credit and loans	33,357	3.2%	27,783	3.1%
Construction	112,000	10.7%	107,317	12.0%
Other loans:
Commercial loans	9,219	0.9%	4,266	0.5%
Consumer	173	0.0%	222	0.0%
	1,048,606	100.0%	893,132	100.0%
Less:
Net deferred loan fees	(226)		(258)
Allowance for credit losses	(8,591)		(7,200)
Total loans, net	$1,039,789		$885,674

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of December 31, 2023 and 2022, accrued interest receivable for loans totaled $3.2 million and $2.2 million, respectively, and is included in the "Accrued interest receivable" line item on the Company's Consolidated Balance Sheets.

The Company elected to exclude net deferred loan fees from the amortized cost basis of loans disclosed throughout this footnote.

Certain directors and executive officers of the Company and companies in which they have a significant ownership interest are also customers of the Bank. Total outstanding loan balances to such persons and their companies amounted to $871,000 and $943,000 as of December 31, 2023 and December 31, 2022, respectively. The following table sets forth the activity for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
	(in thousands)

Beginning Balance	$943	$1,257
Advances	-	375
Paydowns	(72)	(689)
Ending Balance	$871	$943

The carrying value of loans pledged to secure advances from the FHLB was $553.0 million and $333.5 million as of December 31, 2023 and December 31, 2022, respectively.

The following tables set forth information regarding the allowance for credit losses as of and for the year ended December 31, 2023:

	For the year ended December 31, 2023
	(in thousands)
	Beginning Balance	Cumulative effect of accounting adjustment(2)	Charge-offs	Recoveries	Provision (benefit)	Ending Balance(1)
Real estate loans:
One-to-four family residential	$1,703	$130	$-	$-	$1,722	$3,555
Multi-family	1,839	77	-	-	(726)	1,190
Commercial	1,797	145	-	-	(306)	1,636
Home equity lines of credit and loans	194	(20)	-	-	147	321
Construction	1,286	136	-	-	335	1,757
Other loans:
Commercial loans	60	34	-	-	37	131
Consumer	1	-	(2)	1	1	1
Unallocated	320	(320)	-	-	-	-
Total	$7,200	$182	$(2)	$1	$1,210	$8,591

(1) Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $3.2 million as of December 31, 2023.

(2) Represents an adjustment needed to reflect the cumulative day one impact pursuant to the Company's adoption of Accounting Standards Update 2016-13. The adjustment for the year ended December 31, 2023 represents a $182,000 increase to the allowance attributable to the change in accounting methodology for estimating the allowance for credit losses resulting from the Company's adoption of the standard.

The following table shows the age analysis of past due loans as of the date indicated:

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more and accruing	Loans on Non-accrual
	(in thousands)
As of December 31, 2023
Real estate loans:
One-to-four family residential	$722	$225	$809	$1,756	$408,375	$410,131	$—	$1,191
Multi-family	—	—	—	—	287,361	287,361	—	—
Commercial	—	—	—	—	196,365	196,365	—	—
Home equity lines of credit and loans	360	—	8	368	32,989	33,357	—	22
Construction	—	—	—	—	112,000	112,000	—	—

Other loans:
Commercial	—	—	—	—	9,219	9,219	—	—
Consumer	1	—	—	1	172	173	—	—
	$1,083	$225	$817	$2,125	$1,046,481	$1,048,606	$—	$1,213

As of December 31, 2023, the Company's collateral-dependent non-accrual residential real estate loans and home equity line of credit loans had amortized cost bases of $1.2 million and $22,000, respectively. These loans are secured by real estate with no related allowance for credit losses.

The following table shows information regarding nonaccrual loans as of the dates indicated:

	As of December 31, 2023			Year Ended December 31, 2023
	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total	Interest Income Recognized
(in thousands)
December 31, 2023
Real estate loans:
One-to-four family residential	$—	$1,191	$1,191	$39
Multi-family	—	—	—	—
Commercial	—	—	—	—
Home equity lines of credit and loans	—	22	22	1
Construction	—	—	—	—
Other loans:
Commercial	—	—	—	—
Consumer	—	—	—	—
Total nonaccrual loans	$—	$1,213	$1,213	$40

Credit Quality Information

The Company utilizes a seven grade internal loan rating system for multi-family real estate, commercial real estate, construction, commercial loans and certain residential and home equity lines of credit and loans as follows:

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

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
	2023	2022	2021	2020	2019	Prior
As of December 31, 2023	(in thousands)
One-to-four family residential
Pass	$9,689	$36,662	$15,529	$4,476	$4,230	$9,224	$—	$—	$79,810
Special Mention	—	—	—	809	—	451	—	—	1,260
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	48,688	90,827	72,463	51,035	7,129	58,919	—	—	329,061
Total	$58,377	$127,489	$87,992	$56,320	$11,359	$68,594	$—	$—	$410,131

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$45,188	$194,999	$26,820	$8,873	$—	$9,798	$1,683	$—	$287,361
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$45,188	$194,999	$26,820	$8,873	$—	$9,798	$1,683	$—	$287,361

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$43,639	$72,671	$24,138	$16,407	$4,054	$31,132	$4,324	$—	$196,365
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$43,639	$72,671	$24,138	$16,407	$4,054	$31,132	$4,324	$—	$196,365

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$326	$—	$—	$—	$—	$—	$4,986	$—	$5,312
Special Mention	—	—	—	—	—	14	8	—	22
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	410	36	12	—	65	22	26,970	508	28,023
Total	$736	$36	$12	$—	$65	$36	$31,964	$508	$33,357

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$33,707	$55,170	$17,228	$—	$786	$2,988	$—	$—	$109,879
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	2,121	—	—	—	—	—	—	—	2,121
Total	$35,828	$55,170	$17,228	$—	$786	$2,988	$—	$—	$112,000

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial loans
Pass	$4,444	$3,349	$428	$35	$89	$154	$655	$—	$9,154
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	65	—	—	—	—	—	65
Total	$4,444	$3,349	$493	$35	$89	$154	$655	$—	$9,219

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	31	38	45	—	—	13	46	—	173
Total	$31	$38	$45	$—	$—	$13	$46	$—	$173

Current-period gross charge-offs (2)	$2	$—	$—	$—	$—	$—	$—	$—	$2

(1) All loans not formally rated were accruing as of December 31, 2023.

(2) Gross charge-off disclosures are made starting in the period of adoption and prospectively.

At December 31, 2023, the Company had no consumer mortgage loans secured by residential real estate property in the process of foreclosure.

For the year ended December 31, 2023, the Company did not provide loan restructurings involving borrowers that are experiencing financial difficulty. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification, if applicable. The Allowance for Credit Losses ("ACL") incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. Because the effect of most modifications made to borrowers experiencing financial difficulty would already be included in the ACL as a result of the measurement methodologies used to estimate the allowance, a change in the ACL is generally not recorded upon modification.

Prior Period Disclosures Pre Adoption of ASC 326

The following table sets forth information regarding the allowance for loan losses and portfolio evaluation method as of and for the year ended December 31, 2022:

	For the year ended December 31, 2022					As of December 31, 2022
	(in thousands)					(in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance	Allowance for loans individually evaluated for impairment	Allowance for loans collectively evaluated for impairment	Total allowance for loan losses	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total loans
Real estate loans:
One- to four-family residential	$1,271	$-	$-	$432	$1,703	$-	$1,703	$1,703	$656	$354,725	$355,381
Multi-family	417	-	-	1,422	1,839	-	1,839	1,839	-	241,951	241,951
Commercial	1,099	-	25	673	1,797	-	1,797	1,797	-	156,212	156,212
Home equity lines of credit and loans	185	-	-	9	194	-	194	194	-	27,783	27,783
Construction	855	-	-	431	1,286	-	1,286	1,286	-	107,317	107,317
Other loans:
Commercial loans	60	-	-	-	60	-	60	60	-	4,266	4,266
Consumer	2	(2)	1	-	1	-	1	1	-	222	222
Unallocated	347	-	-	(27)	320	-	320	320	-	-	-
Total	$4,236	$(2)	$26	$2,940	$7,200	$-	$7,200	$7,200	$656	$892,476	$893,132

The following table sets forth information regarding nonaccrual loans and past-due loans as of the date indicated:

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more and accruing	Loans on Non-accrual
	(in thousands)
As of December 31, 2022
Real estate loans:
One-to-four family residential	$—	$—	$189	$189	$355,192	$355,381	$—	$656
Multi-family	—	—	—	—	241,951	241,951	—	—
Commercial	—	—	—	—	156,212	156,212	—	—
Home equity lines of credit and loans	—	—	—	—	27,783	27,783	—	—
Construction	—	—	—	—	107,317	107,317	—	—

Other loans:
Commercial	—	—	—	—	4,266	4,266	—	—
Consumer	—	—	—	—	222	222	—	—
	$—	$—	$189	$189	$892,943	$893,132	$—	$656

The following table presents the Company's loans by credit quality indicator as of December 31, 2022:

	Real Estate
				Home Equity
	Residential	Multi-family	Commercial	Lines of Credit and Loans	Construction	Commercial	Consumer	Total
	(in thousands)
As of December 31, 2022
Grade
Pass	$63,817	$241,951	$156,212	$2,995	$103,272	$4,266	$—	$572,513
Special mention	467	—	—	—	—	—	—	467
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated	291,097	—	—	24,788	4,045	—	222	320,152
	$355,381	$241,951	$156,212	$27,783	$107,317	$4,266	$222	$893,132
Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the year ended December 31, 2022:

	As of December 31, 2022			Year Ended December 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)

December 31, 2022
With no related allowance recorded:
One-to-four family residential	$656	$656	$—	$685	$50
Home equity lines of credit and loans	—	—	—	25	1
Total impaired loans	$656	$656	$—	$710	$51

There were no impaired loans with an allowance recorded as of December 31, 2022.

During the year ended December 31, 2022, there were no loans that were modified in a troubled debt restructuring.

During the year ended December 31, 2022, there were no loans modified as troubled debt restructuring loans that subsequently defaulted within one year of the modification.

As of December 31, 2022, there were no commitments to lend additional funds to borrowers whose loans were modified as troubled debt restructurings.

There were no consumer mortgage loans secured by residential real estate in the process of foreclosure as of December 31, 2022.
NOTE 5 – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	2023	2022
	(in thousands)

Banking premises and equipment:
Land	$594	$594
Buildings and improvements	5,696	5,699
Leasehold improvements	345	301
Furniture and equipment	1,724	1,554
Total cost	8,359	8,148
Accumulated depreciation and amortization	(4,605)	(4,450)
Net premises and equipment	$3,754	$3,698

Depreciation and amortization expense for the years ended December 31, 2023 and 2022 amounted to $279,000 and $302,000, respectively.

NOTE 6 – LEASES

The Company has operating leases for office space and one of our branch locations. These leases have remaining lease terms of one year to four years and certain of these leases have options to extend the lease for up to ten years. The options to extend have been included in the lease term if it was determined that it was reasonably certain that the Company will exercise the option.

All of the Company's leases are classified as operating leases. The right-of-use assets and corresponding lease liabilities are classified within “other assets” and “other liabilities,” respectively, in the accompanying consolidated balance sheets.

As of the dates indicated, the Company had the following related to operating leases:

	As of December 31, 2023	As of December 31, 2022
	(Dollars in thousands)

Right-of-use assets	$1,295	$284
Lease liabilities	1,336	284

Lease expense for the years ended December 31, 2023 and December 31, 2022 amounted to $175,000 and $53,000, respectively.

The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company's lease agreements include options to renew at the Company's. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use assets and lease liabilities. The weighted average remaining lease term for operating leases at December 31, 2023 and 2022 was 8.5 years and 5.2 years, respectively. The weighted average discount rate was 4.21% and 2.04% at December 31, 2023 and 2022, respectively.

The following table sets forth the remaining minimum rental payments related to operating leases outstanding as of December 31, 2023.

As of December 31, 2023
Year	(in thousands)
2024	$191
2025	191
2026	198
2027	207
2028	161
Thereafter	670
Total minimum lease payments	1,618
Less: amount representing interest	282
Present value of future minimum lease payments	$1,336

NOTE 7 – DEPOSITS

The aggregate amount of time deposit accounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit (currently $250,000) at December 31, 2023 and 2022 was $196,847,000 and $98,419,000, respectively.

The aggregate amount of brokered time deposits at December 31, 2023 and 2022 was $115,536,000 and $100,842,000, respectively. All brokered time deposits are in denominations less than $250,000.

For time deposits as of December 31, 2023, the scheduled maturities for each of the following years ended December 31 are (in thousands):

2024	$232,670
2025	136,731
2026	77,380
2027	46,119
2028	5,603
Total	$498,503

NOTE 8 – BORROWINGS

Borrowings consist of advances borrowed from the FHLB.

Maturities of advances from the FHLB for the years ending after December 31, 2023 and December 31, 2022 are summarized as follows (dollars in thousands):

2023			2022
Stated Maturity	Total Outstanding	Weighted Average Contractual Rate	Stated Maturity	Total Outstanding	Weighted Average Contractual Rate

2024	$30,000	4.37%	2023	$55,000	4.37%
2025	-	-	2024	5,000	1.69%
2026	24,000	3.57%	2025	-	-
2027	95,000	3.95%	2026	4,000	0.82%
2028	85,000	4.09%	2027	110,000	3.76%
Total	$234,000	4.02%		$174,000	3.83%

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family, multifamily and commercial real estate properties and other qualified assets.

At December 31, 2023 and 2022, the interest rates on FHLB advances ranged from 0.82% to 4.95% and 0.82% to 4.38%, respectively.

At December 31, 2023 and 2022, the Bank had a $2,199,000 line of credit established with the FHLB. There were no advances on this line. The available borrowing capacity with the FHLB was $200,775,000 as of December 31, 2023 and $84,757,000 as of December 31, 2022. At December 31, 2023 and 2022, the Bank had a $10,000,000 line of credit established with the Atlantic Community Bankers Bank. There were no advances on this line.

NOTE 9 – EMPLOYEE BENEFIT PLANS

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

In December 2021, the Board of Directors voted to freeze benefit accruals and withdraw from the CBERA Plan as of April 30, 2022. For the year ended December 31, 2022 a benefit of $582,000 was recorded to reflect a reduction in the liability related to the withdrawal from the defined benefit plan. The reduction was primarily driven by increases in interest rates since December 31, 2021, which caused defined benefit plan discount rates to rise. In May 2022, the final withdrawal liability was determined to be $1,419,000. The Company paid the final amount and withdrew from the Plan in the second quarter of 2022.

401(k) Plan

The Company has adopted a savings plan which qualifies under Section 401(k) of the Internal Revenue Code and provides for voluntary contributions by participating employees ranging from 1% to 75% of their compensation, subject to certain limitations based on federal tax laws. The Bank makes matching contributions equal to 100% of each eligible employee’s voluntary contributions, up to 7% of the employee’s eligible wages.

Total expense related to the 401(k) plan for the years ended December 31, 2023 and 2022 amounted to $450,000 and $362,000, respectively.

Employee Incentive Plan

The Company provides an employee incentive plan which is approved annually by the Board of Directors, based on various factors. The employee incentive plan expense for the years ended December 31, 2023 and 2022 amounted to $1,356,000 and $1,302,000, respectively.

Supplemental Executive Retirement Plan (SERP)

The Bank formed a SERP for certain executive officers. The SERP provides nonfunded retirement benefits designed to supplement benefits available through the Bank’s other retirement plans for employees.

Director Fee Continuation Plan (DFCP)

Effective January 1, 2017, the Bank established a DFCP which provides supplemental retirement benefits for directors. Under the DFCP, individuals who are directors as of the effective date of the DFCP are 100% vested in their benefits. Individuals who become directors after the effective date shall be fully vested in their accounts after having served on the Board of Directors for twelve years.

The following tables set forth information about the SERP and DFCP as of December 31 and the years then ended:

	2023		2022
	SERP	DFCP	SERP	DFCP
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,156	$689	$1,437	$791
Service cost	6	79	17	101
Interest cost	53	32	34	17
Actuarial (gain) loss	(9)	9	(232)	(180)
Benefits paid	(100)	(40)	(100)	(40)
Benefit obligation at end of year	1,106	769	1,156	689
Funded status	(1,106)	(769)	(1,156)	(689)

Amounts recognized in accumulated other comprehensive income as of December 31, 2023 and 2022, before tax effect, consist of:

	2023		2022
	SERP	DFCP	SERP	DFCP
	(in thousands)

Net gain	$(79)	$(97)	$(207)	$(128)

The accumulated benefit obligation and unfunded status of the SERP was $1,106,000 and $1,156,000 at December 31, 2023 and 2022, respectively, and is classified within “other liabilities” in the accompanying consolidated balance sheets. The accumulated benefit obligation and unfunded status of the DFCP was $769,000 and $689,000 at December 31, 2023 and 2022, respectively, and is classified within “other liabilities” in the accompanying consolidated balance sheets.

Assumptions used to determine the benefit obligation at December 31 are as follows:

	2023		2022
	SERP	DFCP	SERP	DFCP

Discount rate	4.66%	4.58%	4.86%	4.77%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A

Components of net periodic (benefit) cost and other comprehensive loss (income) for the years ended December 31 are as follows:

	2023		2022
	SERP	DFCP	SERP	DFCP
	(in thousands)
Components of net periodic cost
Service cost	$6	$79	$17	$101
Interest cost	53	32	34	17
Amortization of net actuarial (gain) loss	(138)	(21)	50	10
Net periodic (benefit) cost	(79)	90	101	128

Other changes in benefit obligations recognized as other comprehensive (income) loss:
Net actuarial (gain) loss	$(9)	$9	$(232)	$(180)
Amortization of net actuarial loss (gain)	138	21	(50)	(10)
Total other comprehensive loss (income)	129	30	(282)	(190)

Total net periodic (benefit) cost and other comprehensive loss (income)	$50	$120	$(181)	$(62)

The components of net periodic benefit cost attributable to service cost for the SERP and DFCP are included in the line items "salaries and employee benefits" and "director compensation," respectively. The components of net periodic benefit cost other than the service cost component are included in the line item “other expense” in the income statement.

Assumptions used to determine the net periodic cost for years ended December 31 are as follows:

	2023		2022
	SERP	DFCP	SERP	DFCP

Discount rate	4.86%	4.77%	2.42%	2.15%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A

Estimated future benefit payments, which reflect expected future service, as appropriate, as of December 31, 2023 are as follows:

	SERP	DFCP
	(in thousands)
2024	$108	$40
2025	110	60
2026	108	60
2027	106	100
2028	105	100
Years 2029 through 2033	450	493

Supplemental Executive Retirement Agreement

On January 1, 2018, the Company entered into a supplemental executive retirement agreement with an executive officer whereby the Company is obligated to provide post-retirement salary continuation benefits equal to 60% of the executive officer’s final average compensation, as defined. Benefits are 100% vested, commence upon retirement, and are payable based on a ten-year certain and life annuity. The liability for the Plan amounted to $3,200,000 and $3,081,000 as of December 31, 2023 and 2022, respectively. The expense recognized for the Plan for the years ended December 31, 2023 and 2022 amounted to $119,000 and $749,000, respectively.

Executive Deferred Compensation Plans

In 2021 and 2023, the Company entered into deferred compensation plans with two executive officers that allow the Company to make contributions to an account for the executive officers each year, as of January 1, based on the prior year’s performance and the Company's intent is that the contribution equal 10% of the executive officers' salaries and bonuses. The Company may make other contributions to the deferred compensation plans, at its discretion, at other times during the year. The expense recognized under the deferred compensation plans for the years ended December 31, 2023 and 2022 amounted to $83,000 and $34,600, respectively. The liability for the Executive Deferred Compensation Plans amounted to $179,000 and $96,000 as of December 31, 2023 and 2022, respectively.

Deferred Compensation Plan for Directors

The Company maintains the Everett Co-operative Bank Deferred Compensation Plan for Directors (the “Director Deferred Compensation Plan”) to allow for certain tax planning opportunities and additional retirement income for directors of the Company. All non-employee directors are eligible to participate in the Director Deferred Compensation Plan. Under the Director Deferred Compensation Plan, directors may elect to defer the receipt of up to 100% of their director fees. Participants are always 100% vested in their deferred fees and any interest credited to those deferrals. Earnings are credited to a participant’s deferrals each year and are indexed annually to the highest certificate of deposit rate offered by the Bank on January 1st of each year. The liability for the Director Deferred Compensation Plan amounted to $698,000 and $592,000 as of December 31, 2023 and 2022, respectively.

Survivor Benefit Plan

The Company entered into Survivor Benefit Plan Participation Agreements with a group of employees whereby the Company is obligated to provide up to two years of recognized compensation, as defined, to the beneficiary if the participant dies while employed by the Company. During the year ended December 31, 2022 one of the participants died. The expense recognized for the year ended December 31, 2022 was $166,000. There was no expense recognized during 2023.

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

Total compensation expense recognized in connection with the ESOP was $470,000 and $559,000 for the years ended December 31, 2023 and 2022, respectively. The following table presents share information held by the ESOP:

	As of December 31, 2023	As of December 31, 2022
	(Dollars in thousands)

Allocated shares	72,017	36,701
Shares committed to be released	-	-
Unallocated shares	660,618	697,319
Total shares	732,635	734,020
Fair value of unallocated shares	$8,297	$11,192

NOTE 10 – STOCK-BASED COMPENSATION

On September 7, 2023, the Company adopted the ECB Bancorp, Inc. 2023 Equity Incentive Plan ("2023 Equity Plan”). The 2023 Equity Plan authorizes 1,248,133 shares of common stock for equity based compensation awards including restricted stock awards, restricted stock units, stock options, and incentive stock options. As of December 31, 2023, there were 178,207 shares available for future grants.

Stock-Based Compensation - Stock Options

On September 8, 2023, the Company granted 174,960 stock options to non-employee directors with a contractual term of 10 years. On October 31, 2023, the Company granted 589,009 stock options to employees with a contractual term of 10 years. The stock options vest in equal annual installments over a five-year period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The following table sets forth information regarding the grants:

Date of grant	9/8/2023	10/31/2023
Options granted	174,960	589,009
Vesting period (years)	5	5
Expiration date	9/8/2033	10/31/2033
Expected volatility (1)	30.17%	30.02%
Expected term (years) (2)	6.50	6.50
Expected dividend yield (3)	0.00%	0.00%
Risk free rate of return (4)	4.31%	4.87%
Fair value per option	$4.74	$4.19

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

The following table represents stock option activities for the period indicated:

Year Ended December 31, 2023
	Outstanding and exercisable				Non-vested
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($1000)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($1000)
Balance at beginning of period	-	$-	-		-	$-	-
Granted	-	-	-		763,969	10.50	9.81
Exercised	-	-	-		-	-	-
Vested	-	-	-		-	-	-
Forfeited or expired	-	-	-		-	-	-
Balance at end of period	-	$-	-	$-	763,969	$10.50	9.81	$1,570

The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of stock options exercised during the year ended December 31, 2023 was $0.

Stock-Based Compensation - Restricted Stock Awards

The restricted stock awards are measured based on grant-date fair value, which reflects the closing price of our stock on the date of grant. All of the restricted stock awards which have been granted to date vest over five years in equal portions beginning on the first anniversary date of the restricted stock award.

On September 8, 2023, the Company granted 69,984 restricted stock awards to non-employee directors with a five-year vesting period. On October 31, 2023, the Company granted 235,973 restricted stock awards to employees with a five year vesting period. The following table represents information regarding non-vested restricted stock award activities for the period indicated:

	Year Ended December 31, 2023
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at beginning of period	-	$-
Granted	305,957	10.50
Vested	-	-
Forfeited	-	-
Balance at end of period	305,957	$10.50

The following table represents the compensation expense and income tax benefit recognized for stock options and restricted stock awards for the period indicated:

Year Ended December 31, 2023
(in thousands)
Stock-based compensation expense
Stock options	$135
Restricted stock awards	133
Total stock-based compensation expense	$268
Related tax benefits recognized in earnings	$47

There was no stock-based compensation expense or related income tax benefit recognized for the year ended December 31, 2022.

The following table sets forth the total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized as of December 31, 2023:

	Amount	Weighted average period
	(in thousands)
Stock options	$3,162	4.80
Restricted stock awards	3,081	4.80
Total	$6,243

There was no unrecognized stock-based compensation expense as of December 31, 2022.

NOTE 11 – INCOME TAXES

The components of income tax expense are as follows for the years ended December 31:

	2023	2022
	(in thousands)
Current:
Federal	$1,179	$1,582
State	461	696
	1,640	2,278
Deferred:
Federal	(67)	(1,017)
State	(44)	(485)
	(111)	(1,502)
Total income tax expense	$1,529	$776

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	2023	2022
	% of income	% of income

Statutory tax rates	21.0%	21.0%
Increase (decrease) in tax resulting from:
State tax, net of federal tax benefit	5.5	4.8
Bank-owned life insurance	(1.7)	(5.0)
ESOP	0.4	1.2
Stock-based compensation	0.2	-
Other, net	0.1	0.2
Effective tax rates	25.5%	22.2%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2023	2022
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$2,628	$2,137
Employee benefit plans	2,150	1,988
ESOP	25	—
Lease liability	12	—
Interest on non-performing loans	4	2
Charitable contribution carryover	522	682
Gross deferred tax assets	5,341	4,809

Deferred tax liabilities:
Depreciation	(300)	(296)
Unrecognized employee benefit costs under ASC 715-10	(50)	(94)
Net deferred loan costs	(63)	(59)
ESOP	—	(13)
Stock-based compensation	(160)	—
Net unrealized holding gain on available-for-sale securities	(1)	(3)
Gross deferred tax liabilities	(574)	(465)

Net deferred tax asset	$4,767	$4,344

The federal income tax reserve for credit losses at the Company’s base year amounted to $1,876,000 as of December 31, 2023 and 2022. If any portion of the reserve is used for purposes other than to absorb the losses for which it was established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year it is used. As the Company intends to use the reserve only to absorb credit losses, a deferred income tax liability of approximately $527,000 has not been provided as of December 31, 2023 and 2022.

At December 31, 2023, the Company had a charitable contribution carryover of $1,810,000 which expires on December 31, 2027. There is no valuation allowance recorded against the related deferred tax asset as the Company deems it probable that the deferred tax benefits will be fully realized.

NOTE 12 - RELATED PARTY TRANSACTIONS

During 2018, the Company entered into a lease agreement with a related party for office space. The initial lease term expired in February 2023 and contains a five year option to extend, as well as a cancellation clause permitting the Company to cancel the lease anytime during the initial term with sixty days’ notice. In February of 2022, the lease was amended to replace the five year option to extend with three options to extend the term of two years, two years and one year. In 2023, the Company executed the two year lease extension option. Annual rent is approximately $48,000, payable monthly, not including an annual tenant improvement credit of $18,000 during the original term. The Company is responsible for a portion of common area charges, as well as other customary leasehold costs. Net annual rental payments amounted to $30,000 for 2023 and 2022.

In addition, during February 2022, a new lease agreement was entered into with the related party for additional office space. The initial lease term expired in February 2023 and contains three options to extend the term of two years, two years and one year. The first two year option was exercised during 2022. Annual rent is approximately $27,000, payable monthly. The Company is responsible for a portion of common area charges, as well as other customary leasehold costs. Net annual rental payments amounted to $27,000 and 18,000 for 2023 and 2022, respectively.

The Company utilizes the services of a law firm that is a related party for loan closings and related matters as well as general corporate legal matters. Fees for the years ended December 31, 2023 and December 31, 2022 were $116,000 and $145,000, respectively. Fees paid by the Company for the years ended December 31, 2023 and December 31, 2022 were $67,000 and $69,000, respectively. The other fees were paid by borrowers, or paid by the Company and then reimbursed by borrowers.

The Company utilizes the services of one of the members of the Board of Directors of the Company for loan closings and related matters. Fees for the years ended December 31, 2023 and December 31, 2022 were $182,000 and $307,000, respectively. Fees paid by the Company for the years ended December 31, 2023 and December 31, 2022 were $9,000 and $12,000, respectively. The other fees were paid by borrowers, or paid by the Company and then reimbursed by borrowers.

NOTE 13 - FAIR VALUE MEASUREMENTS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2023 and December 31, 2022.

The Company’s investment in debt securities available for sale is generally classified within Level 2 of the fair value hierarchy. For those securities, the Company obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that considers standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

The Company’s individually assessed collateral dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using appraisals and other third party valuation information, and are adjusted for estimated selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise, or changes in the market conditions from time of valuation. For Level 3 inputs, fair values are based upon management’s estimates of the value of the underlying collateral or the present value of the expected cash flows.

As of December 31, 2023 and 2022, the following summarizes assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
		Markets for	Observable	Inputs
		Identical Assets	Inputs	Level 3
		Level 1	Level 2

		(in thousands)
As of December 31, 2023
Corporate bonds	$5,003	$—	$5,003	$—

Total available for-sale-securities	$5,003	$—	$5,003	$—

As of December 31, 2022
Corporate bonds	$5,001	$—	$5,001	$—

Total available for-sale-securities	$5,001	$—	$5,001	$—

Under certain circumstances, the Company makes adjustments to its assets and liabilities although they are not measured at fair value on an ongoing basis.

As of December 31, 2023 and 2022, the Bank had no assets or liabilities for which a nonrecurring change in fair value had been recorded.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. For December 31, 2023 and 2022, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$119,036	$119,036	$119,036	$-	$-
Held-to-maturity securities	76,979	70,590	-	70,590	-
Federal Home Loan Bank stock	9,892	9,892	-	9,892	-
Loans, net	1,039,789	952,867	-	-	952,867
Accrued interest receivable	3,766	3,766	3,766	-	-
Bank-owned life insurance	14,472	14,472	-	14,472	-

Financial liabilities:
Deposits, other than certificates of deposit	$369,711	$369,711	$-	$369,711	$-
Certificates of deposit	498,503	495,551	-	495,551	-
Federal Home Loan Bank advances	234,000	233,878	-	233,878	-
Accrued interest payable	2,191	2,191	2,191	-	-

	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$62,050	$62,050	$62,050	$-	$-
Interest bearing time deposits	300	300	-	300	-
Held-to-maturity securities	77,591	69,707	-	69,707	-
Federal Home Loan Bank stock	7,293	7,293	-	7,293	-
Loans, net	885,674	841,271	-	-	841,271
Accrued interest receivable	2,632	2,632	2,632	-	-
Bank-owned life insurance	14,067	14,067	-	14,067	-

Financial liabilities:
Deposits, other than certificates of deposit	$398,302	$398,302	$-	$398,302	$-
Certificates of deposit	319,847	310,943	-	310,943	-
Federal Home Loan Bank advances	174,000	172,427	-	172,427	-
Accrued interest payable	736	736	736	-	-

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2023 and 2022, the maximum potential amount of the Company’s obligation was $0 and $13,000, respectively, for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Amounts of financial instruments whose contract amounts represent off-balance sheet credit risk are as follows as of the dates indicated:

	December 31, 2023	December 31, 2022
	(in thousands)
Commitments to originate loans	$22,701	$37,220
Commitments to purchase loans	415	6,653
Unadvanced funds on lines of credit	78,378	80,224
Unadvanced funds on construction loans	53,013	72,431
Letters of credit	-	13
	$154,507	$196,541

The Company accrues for credit losses related to off-balance sheet financial instruments. Expected losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for credit losses on loans, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $756,000 and $402,000 as of December 31, 2023 and 2022, respectively. Effective January 1, 2023, the Company adopted ASC Topic 326 with a cumulative transition adjustment of a $762,000 increase in allowance for credit losses on off-balance sheet credit exposures. For the year ended December 31, 2023, a benefit of $407,000 was recorded to reflect a reduction in allowance for off-balance sheet commitments. Provision expense recorded for off-balance sheet commitments was $167,000 for the year ended December 31, 2022.

NOTE 15 – OTHER COMPREHENSIVE (LOSS) INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive (loss) income and related tax effects are as follows for the years ended December 31, 2023 and 2022:

	Year ended
	December 31,
	2023	2022
	(in thousands)

Change in unrealized gains on securities:
Change in net unrealized holding gains on available-for-sale securities	$(7)	$(10)
Reclassification adjustment for realized gains in net income	—	—
Other comprehensive loss related to available-for-sale securities	(7)	(10)
Income tax benefit	1	3
Net-of-tax amount	(6)	(7)

Net actuarial gain on SERP	9	232
Reclassification adjustment for amortization of net actuarial (gain) loss (1)	(138)	50
Other comprehensive (loss) income related to SERP	(129)	282
Income tax benefit (expense)	36	(79)
Net-of-tax amount	(93)	203

Net actuarial (loss) gain on DFCP	(9)	179
Reclassification adjustment for amortization of net actuarial (gain) loss (2)	(21)	10
Other comprehensive (loss) income related to DFCP	(30)	189
Income tax benefit (expense)	9	(53)
Net-of-tax amount	(21)	136
Other comprehensive (loss) income, net of tax	$(120)	$332

(1) Reclassification adjustments are comprised of amortization of unrecognized SERP costs. The amortization of unrecognized SERP costs has been reclassified out of accumulated other comprehensive loss and has affected certain lines in the consolidated statements of income as follows: the amount is included in other expense; the tax benefit in the amount of $39,000 and the tax expense in the amount of $14,000 for the years ended December 31, 2023 and 2022, respectively, are included in income tax expense; and the net of tax amount is included in net income.

(2) Reclassification adjustments are comprised of amortization of unrecognized DFCP costs. The amortization of unrecognized DFCP costs has been reclassified out of accumulated other comprehensive loss and has affected certain lines in the consolidated statements of income as follows: the amount is included in other expense; the tax benefit in the amount of $6,000 and the tax expense in the amount of $3,000 for the years ended December 31, 2023 and 2022, respectively, are included in income tax expense; and the net of tax amount is included in net income.

Accumulated other comprehensive income as of December 31, 2023 and 2022 consists of unrecognized benefit costs, net of taxes, and unrealized holding gains on securities available for sale, net of tax, as follows:

	As of December 31, 2023	As of December 31, 2022
	(in thousands)
Net unrealized holding gains on securities available-for-sale, net of tax	$3	$9
Unrecognized SERP gain, net of tax	56	149
Unrecognized DFCP gain, net of tax	70	91

Accumulated other comprehensive income	$129	$249

NOTE 16 – REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

Management believes, as of December 31, 2023, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2023, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of the dates indicated:

			Minimum For Capital		Minimum To Be Well
			Adequacy Purposes		Capitalized Under
			Plus Capital		Prompt Corrective
	Actual		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2023
Total Capital (to Risk Weighted Assets)	$149,014	17.30%	$90,440	10.50%	$86,133	10.00%
Tier 1 Capital (to Risk Weighted Assets)	139,667	16.22%	73,213	8.50%	68,907	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	139,667	16.22%	60,293	7.00%	55,987	6.50%
Tier 1 Capital (to Average Assets)	139,667	11.31%	49,406	4.00%	61,758	5.00%

As of December 31, 2022
Total Capital (to Risk Weighted Assets)	$138,023	16.40%	$88,386	10.50%	$84,177	10.00%
Tier 1 Capital (to Risk Weighted Assets)	130,421	15.49%	71,550	8.50%	67,342	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	130,421	15.49%	58,924	7.00%	54,715	6.50%
Tier 1 Capital (to Average Assets)	130,421	13.89%	37,562	4.00%	46,953	5.00%

In addition to the above minimum requirements, the Bank is subject to a Capital Conservation Buffer requirement of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the Bank does not maintain the minimum Capital Conservation Buffer. At December 31, 2023, the Bank exceeded the minimum Capital Conservation Buffer.

NOTE 17 - PARENT COMPANY FINANCIAL STATEMENTS

ECB BANCORP, INC.
BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2023	2022

ASSETS
Cash	$17,712	$24,294
Investment in subsidiary	139,796	130,670
Loan to Everett Co-operative Bank ESOP	6,696	6,928
Deferred tax asset, net	522	683
Income taxes receivable	203	149
Other assets	13	11
Total assets	$164,942	$162,735

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	$41	$5
Total liabilities	41	5
Shareholders' equity	164,901	162,730
Total liabilities and shareholders' equity	$164,942	$162,735

ECB BANCORP, INC.
STATEMENTS OF INCOME
(Dollars in thousands)

	Year Ended
	December 31,
	2023	2022
Interest income
Interest on loan	$329	$150
Interest on cash	356	155
Total interest income	685	305
Noninterest expense
Charitable contributions	-	3,200
Other expense	310	62
Total noninterest expense	310	3,262
Income (loss) before income taxes and equity in undistributed income of subsidiaries	375	(2,957)
Income tax expense (benefit)	105	(831)
Income (loss) of parent company	270	(2,126)
Equity in undistributed income of subsidiary	4,186	4,846
Net income	$4,456	$2,720

ECB BANCORP, INC.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net income	$4,456	$2,720
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(4,186)	(4,846)
Deferred income tax expense (benefit)	161	(683)
Issuance of common shares donated to the Everett Co-operative Bank Charitable Foundation	—	2,600
Net change in:
Other assets	(2)	(11)
Income taxes receivable	(54)	(149)
Other liabilities	36	5
Net cash provided by (used in) operating activities	411	(364)

Cash flows from investing activities:
ESOP loan origination	—	(7,340)
ESOP loan principal payments	232	412
Capital contribution to Everett Co-operative Bank	(5,000)	(55,000)
Net cash used in investing activities	(4,768)	(61,928)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	86,586
Payments for shares repurchased under share repurchase plan	(2,225)	—
Net cash (used in) provided by financing activities	(2,225)	86,586

Net (decrease) increase in cash and cash equivalents	(6,582)	24,294
Cash and cash equivalents at beginning of year	24,294	—
Cash and cash equivalents at end of year	$17,712	$24,294

NOTE 18 - EARNINGS PER SHARE ("EPS")

Basic earnings per share is calculated by dividing the income available to common shares by the weighted-average number of common shares outstanding during the period. Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares (such as those resulting from the exercise of stock options) were issued during the period, computed using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

	Year ended December 31,
	2023	2022
	(dollars in thousands, except per share data)
Net income allocated to common stock	$4,456	$2,720

Weighted-average common shares outstanding used to calculate basic earnings per common share	8,466,021	8,456,218
Add: Dilutive effect of restricted stock awards	57,684	-
Weighted-average common shares outstanding used to calculate diluted earnings per common share	8,523,705	8,456,218
Earnings per common share
Basic	$0.53	$0.32
Diluted	$0.52	$0.32

For the year ended December 31, 2023, the shares that were anti-dilutive, and therefore excluded from the calculation of diluted earnings per share, included options to purchase 763,969 shares of common stock. For the year ended December 31, 2022, there were no anti-dilutive shares.
NOTE 19 - SUBSEQUENT EVENTS

Management has reviewed events occurring through March 29, 2024, the date the consolidated financial statements were issued and determined that no subsequent events occurred requiring adjustment to or disclosure in these consolidated financial statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management's report on internal control over financial reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting. As of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective, based on those criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Internal control over financial reporting. During the quarter ended December 31, 2023, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include an attestation report of the independent registered public accounting firm because the Company is an emerging growth company.

ITEM 9B. Other Information

During the fourth quarter of 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the Company’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders (the “Proxy Statement”) that will be filed with the SEC within 120 days following the fiscal year end December 31, 2023 under the headings “Corporate Governance,” “Proposal 1 – Election of Directors,” and “Stock Ownership.”

ITEM 11. Executive Compensation

The information required herein is incorporated by reference from the Proxy Statement under the heading “Executive Compensation.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Except for the information concerning equity compensation plans, the information required herein is incorporated by reference from the Proxy Statement under the heading “Stock Ownership.” The following table sets forth information, as of December 31, 2023, about securities authorized for issuance under the Company’s 2023 Equity Incentive Plan, which has been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	763,969	$10.50	178,207
Plans not approved by shareholders	—	—	—
Total	763,969	$10.50	178,207

ITEM 13. Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the Proxy Statement under the headings “Proposal 1 – Election of Directors” and “Other Information – Transactions with Related Persons.”

ITEM 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference from the Proxy Statement under the heading “Proposal 2 – Ratification of Independent Registered Public Accounting Firm.”

PART IV

ITEM15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements
The documents filed as a part of this Form 10-K are:
	(A)	Report of Independent Registered Public Accounting Firm
	(B)	Consolidated Balance Sheets as of December 31, 2023 and 2022
	(C)	Consolidated Statements of Income for the years ended December 31, 2023 and 2022
	(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022
	(E)	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2023 and 2022
	(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
	(G)	Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.
(a)(3)	Exhibits
	3.1	Amended and Restated Articles of Incorporation of ECB Bancorp, Inc. (1)
	3.2	Bylaws of ECB Bancorp (1)
	4.1	Form of Common Stock Certificate of ECB Bancorp (1)
	4.2	Description of ECB Bancorp, Inc. Securities
	10.1*	Employment Agreement by and between ECB Bancorp, Inc., Everett Co-operative Bank and Richard J. O’Neil, Jr., As Amended (2)
	10.2*	Change in Control Agreement by and between Everett Co-operative Bank, ECB Bancorp, Inc. (as guarantor) and John Citrano (3)
	10.3*	Change in Control Agreement by and between Everett Co-operative Bank, ECB Bancorp, Inc. (as guarantor) and John Migliozzi (3)
	10.4*	Confidentiality and Non-Solicitation Agreement by and between Everett Co-operative Bank and John Migliozzi (3)
	10.5*	Everett Co-operative Bank Survivor Benefit Plan (4)
	10.6*	Supplemental Executive Retirement Plan for Richard O’Neil(1)
	10.7*	Non-Qualified Deferred Compensation Plan for John Citrano(1)
	10.8*	Non-Qualified Deferred Compensation Plan for John Migliozzi(5)
	10.9*	Director Fee Continuation Plan(1)

10.10*	Director Deferred Compensation Plan(1)
10.11*	Form of Stock-Based Deferral Plan (1)
10.12*	Employee Incentive Plan (4)
10.13*	ECB Bancorp, Inc. 2023 Equity Incentive Plan (5)
21	Subsidiaries (1)
23	Consent of Baker Newman & Noyes LLC
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	ECB Bancorp, Inc. Recoupment/Clawback Policy
* Denotes management compensatory plan or arrangement
(1)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-263449), filed March 10, 2022.
(2)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2022 (file no. 001-41456), filed on March 30, 2023.
(3)	Incorporated by reference to the Current Report on Form 8-K (file no. 001-41456), filed December 22, 2022.
(4)	Incorporated by reference to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-263449), filed May 2, 2022.
(5)	Incorporated by reference to the Current Report on Form 8-K (file no. 001-41456), filed July 19, 2023.
(6)	Incorporated by reference to Appendix A to the Proxy Statement for the 2023 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on July 28, 2023 (file no. 001-41456)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECB BANCORP, INC.

Date: March 29, 2024	By:	/s/Richard J. O'Neil, Jr.
Richard J. O’Neil, Jr. President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Richard J. O'Neil, Jr.	President, Chief Executive Officer and Director (Principal Executive	March 29, 2024
Richard J. O’Neil, Jr.	Officer)

/s/John A. Citrano	Executive Vice President and Chief Financial (Principal Financial	March 29, 2024
John A. Citrano	Officer)

/s/Brandon Lavertu	Chief Accounting Officer (Principal Accounting Officer)	March 29, 2024
Brandon Lavertu

/s/Dennis J. Leonard	Chairman of the Board	March 29, 2024
Dennis J. Leonard

/s/Paul A. Delory	Director	March 29, 2024
Paul A. Delory

/s/Elizabeth P. Jones	Director	March 29, 2024
Elizabeth P. Jones

/s/Joseph Sachetta	Director	March 29, 2024
Joseph Sachetta

/s/Susan Sgroi	Director	March 29, 2024
Susan Sgroi

/s/Marjorie A. White	Director	March 29, 2024
Marjorie A. White