Form 10-Q
period 2024-03-31
ECB Bancorp, Inc. /MD/
filed 2024-05-10
CIK 1914605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 9, 2024, 9,217,122 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

ECB Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

ECB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2024 (unaudited) and December 31, 2023

(Dollars in thousands)

	March 31, 2024	December 31, 2023

ASSETS
Cash and due from banks	$2,572	$3,786
Short-term investments	109,796	115,250
Total cash and cash equivalents	112,368	119,036
Investments in available-for-sale securities (at fair value)	2,500	5,003
Investments in held-to-maturity securities, at cost (fair values of $70,662 at March 31, 2024 (unaudited) and $70,590 at December 31, 2023)	77,315	76,979
Loans, net of allowance for credit losses of $8,670 at March 31, 2024 (unaudited) and $8,591 at December 31, 2023	1,070,951	1,039,789
Federal Home Loan Bank stock, at cost	9,777	9,892
Premises and equipment, net	3,699	3,754
Accrued interest receivable	4,051	3,766
Deferred tax asset, net	4,416	4,767
Bank-owned life insurance	14,590	14,472
Other assets	3,747	2,877
Total assets	$1,303,414	$1,280,335

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$76,534	$78,342
Interest-bearing	825,112	789,872
Total deposits	901,646	868,214
Federal Home Loan Bank advances	224,000	234,000
Other liabilities	11,979	13,220
Total liabilities	1,137,625	1,115,434

Shareholders' Equity:
Preferred Stock, par value $0.01; Authorized: 1,000,000 shares; Issued and outstanding: 0 shares and 0 shares, respectively	—	—
Common Stock, par value $0.01; Authorized: 30,000,000 shares; Issued and outstanding: 9,243,578 shares and 9,291,810 shares, respectively	92	93
Additional paid-in capital	87,155	87,431
Retained earnings	84,475	83,854
Accumulated other comprehensive income	582	129
Unallocated common shares held by the Employee Stock Ownership Plan	(6,515)	(6,606)
Total shareholders' equity	165,789	164,901
Total liabilities and shareholders' equity	$1,303,414	$1,280,335

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(unaudited)

(Dollars in thousands, except share data)

	Three months ended
	March 31,
	2024	2023
Interest and dividend income:
Interest and fees on loans	$13,446	$10,927
Interest and dividends on securities	764	560
Other interest income	1,484	575
Total interest and dividend income	15,694	12,062
Interest expense:
Interest on deposits	7,524	3,917
Interest on Federal Home Loan Bank advances	2,267	1,779
Total interest expense	9,791	5,696
Net interest and dividend income	5,903	6,366
Provision for credit losses	147	879
Net interest and dividend income after provision for credit losses	5,756	5,487
Noninterest income:
Customer service fees	137	119
Income from bank-owned life insurance	117	98
Net gain on sales of loans	35	—
Other income	18	12
Total noninterest income	307	229
Noninterest expense:
Salaries and employee benefits	3,311	2,885
Director compensation	209	119
Occupancy and equipment expense	274	204
Data processing	311	242
Computer software and licensing	85	57
Advertising and promotions	131	168
Professional fees	360	364
Federal Deposit Insurance Corporation deposit insurance	179	125
Other expense	371	332
Total noninterest expense	5,231	4,496
Income before income tax expense	832	1,220
Income tax expense	211	319
Net income	$621	$901
Share data:
Weighted average shares outstanding, basic	8,299,775	8,481,042
Weighted average shares outstanding, diluted	8,375,335	8,481,042
Basic earnings per share	$0.07	$0.11
Diluted earnings per share	$0.07	$0.11

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(unaudited)

(Dollars in thousands)

	Three months ended
	March 31,
	2024	2023

Net income	$621	$901
Other comprehensive (loss) income, net of tax:
Net unrealized holding loss on securities available-for-sale	(3)	(12)
Net change in fair value of cash flow hedges	456	—

Other comprehensive income (loss), net of tax	453	(12)

Comprehensive income	$1,074	$889

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Statements of Changes in Shareholders' Equity

(unaudited)

(in thousands except share data)

	Three months ended
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unallocated Common Stock Held by ESOP	Total
Balance at December 31, 2022	9,175,247	$92	$89,286	$80,076	$249	$(6,973)	$162,730
Cumulative Effect Accounting Adjustment for ASU 2016-13 Adoption	-	-	-	(677)	-	-	(677)
Net income	-	-	-	901	-	-	901
Other comprehensive loss, net of tax	-	-	-	-	(12)	-	(12)
ESOP shares committed to be released (9,049 shares)	-	-	49	-	-	90	139
Balance at March 31, 2023	9,175,247	$92	$89,335	$80,300	$237	$(6,883)	$163,081

Balance at December 31, 2023	9,291,810	$93	$87,431	$83,854	$129	$(6,606)	$164,901
Net income	-	-	-	621	-	-	621
Other comprehensive income, net of tax	-	-	-	-	453	-	453
ESOP shares committed to be released (9,125 shares)	-	-	28	-	-	91	119
Shares repurchased under share repurchase plan	(48,232)	(1)	(628)	-	-	-	(629)
Stock-based compensation	-	-	324	-	-	-	324
Balance at March 31, 2024	9,243,578	$92	$87,155	$84,475	$582	$(6,515)	$165,789

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$621	$901
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of securities, net	10	14
Provision for credit losses	147	879
Change in deferred loan costs/fees	51	26
Gain on sales of loans, net	(35)	—
Proceeds from sales of loans	2,309	—
Loans originated for sale, net	(2,274)	—
Depreciation and amortization expense	75	72
Increase in accrued interest receivable	(285)	(371)
Increase in accrued interest payable	381	584
Increase in bank-owned life insurance	(118)	(98)
Deferred income tax expense	174	46
ESOP expense	119	139
Stock-based compensation expense	324	—
Increase in other assets	(237)	(1,194)
(Decrease) increase in other liabilities	(1,691)	414
Net cash (used in) provided by operating activities	(429)	1,412

Cash flows from investing activities:
Purchases of held-to-maturity securities	(1,500)	—
Proceeds from paydowns and maturities of held-to-maturity securities	1,154	1,292
Proceed from payments and maturities of available-for-sale securities	2,500	—
Proceeds from maturities of interest bearing time deposits	—	300
Purchase of Federal Home Loan Bank Stock	—	(1,965)
Redemption of Federal Home Loan Bank Stock	115	605
Loan originations and principal collections, net	(27,346)	(79,985)
Purchase of loans	(3,945)	(6,652)
Capital expenditures	(20)	(12)
Net cash used in investing activities	(29,042)	(86,417)

Cash flows from financing activities:
Net decrease in demand deposits, NOW and savings accounts	(3,660)	(19,752)
Net increase in time deposits	37,092	76,049
Proceeds from long-term Federal Home Loan Bank advances	—	105,000
Repayments of long-term Federal Home Loan Bank advances	(25,000)	(20,000)
Net change in short-term Federal Home Loan Bank advances	15,000	(51,000)
Payments for shares repurchased under share repurchase plan	(629)	—
Net cash provided by financing activities	22,803	90,297

Net (decrease) increase in cash and cash equivalents	(6,668)	5,292
Cash and cash equivalents at beginning of year	119,036	62,050
Cash and cash equivalents at end of period	$112,368	$67,342

Supplemental disclosures:
Interest paid	$10,172	$5,112
Income taxes paid	210	305
Effect of the adoption of ASU 2016-13
Allowance for credit losses	—	182
Deferred income taxes	—	266
Other liabilities	—	761

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 - CONVERSION

Effective July 27, 2022, Everett Co-operative Bank (the "Bank") completed its conversion to a Massachusetts stock co-operative bank and become the wholly owned subsidiary of ECB Bancorp, Inc. (the “Company”). As part of the Bank’s conversion, the Company completed its initial public offering in which it sold 8,915,247 shares of common stock at a per share price of $10.00 for gross offering proceeds of $89.2 million. Additionally, the Company contributed 260,000 shares and $600,000 in cash to the Everett Co-operative Bank Charitable Foundation (the “Foundation”).

Pursuant to regulation, as part of the conversion, the Bank has established a Liquidation Account in an amount equal to the net worth of the Bank as of the date of the latest consolidated statement of financial condition contained in the final prospectus distributed in connection with the Company’s stock offering. The Liquidation Account will be maintained by the Bank for the benefit of the eligible account holders who continue to maintain deposit accounts with the Bank. Each eligible account holder shall, with respect to each deposit account, hold a related inchoate interest in a portion of the Liquidation Account balance, in relation to each deposit account balance at the eligibility record date, or to such balance as it may be subsequently reduced, as hereinafter provided. The initial Liquidation Account balance shall not be increased, and shall be subject to downward adjustment to the extent of any downward adjustment of any subaccount balance of any eligible account holder in accordance with the regulations of the Division of Banks of the Commonwealth of Massachusetts.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2024 and the results of operations and cash flows for the interim periods ended March 31, 2024 and 2023. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 and accompanying notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

RECENT ACCOUNTING STANDARDS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments require that public business entities on an annual basis disclose specific categories in the rate reconciliation. ASU 2023-09 also requires entities to provide additional information for reconciling items that meet a quantitative threshold. As an emerging growth company, the amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2025 with early adoption permitted. ASU 2023-09 is not expected to have a significant impact on the company's consolidated financial statements.

NOTE 3 – INVESTMENTS IN SECURITIES

Held to Maturity Securities

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The following tables summarize the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses of held to maturity securities at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Held-to-maturity:	Cost	Gains	Losses	Losses	Value
		(in thousands)
March 31, 2024
Debt securities issued by U.S. government-sponsored enterprises	$10,231	$—	$(356)	$—	$9,875
Mortgage-backed securities	48,279	2	(5,578)	—	42,703
Corporate bonds	15,905	80	(794)	—	15,191
U.S. Treasury securities	2,900	—	(7)	—	2,893
Total held-to-maturity securities	$77,315	$82	$(6,735)	$—	$70,662

December 31, 2023
Debt securities issued by U.S. government-sponsored enterprises	$10,225	$—	$(381)	$—	$9,844
Mortgage-backed securities	49,445	36	(5,235)	—	44,246
Corporate bonds	14,408	—	(779)	—	13,629
U.S. Treasury securities	2,901	—	(30)	—	2,871
Total held-to-maturity securities	$76,979	$36	$(6,425)	$—	$70,590

The Company measures expected credit losses on held to maturity securities on a collective basis by major security type. Management classifies the held-to maturity portfolio into the following major security types: U.S. Government Sponsored Enterprises, U.S. Treasury, Agency Mortgage-Backed Securities, and Corporate Bonds.

Substantially all held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three months ended March 31, 2024 and 2023. The Company's investments in corporate bonds are deemed “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery. The Company does not expect to suffer a credit loss as of March 31, 2024 and December 31, 2023. Excluded from the table above is accrued interest on held to maturity securities of $291,000 and $310,000 at March 31, 2024 and December 31, 2023, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities for the three months ended March 31, 2024 and 2023. No securities held by the Company were delinquent on contractual payments at March 31, 2024 and December 31, 2023, nor were any securities placed on non-accrual status for the three months ended March 31, 2024 and 2023.

Available for Sale Securities

The following tables summarize the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses of available for sale securities at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Available-for-sale	Cost	Gains	Losses	Losses	Value
		(in thousands)
March 31, 2024
Debt securities
Corporate bonds	$2,500	$—	$—	$—	$2,500
Total available-for-sale securities	$2,500	$—	$—	$—	$2,500
December 31, 2023
Debt securities
Corporate bonds	$5,000	$4	$(1)	$—	$5,003
Total available-for-sale securities	$5,000	$4	$(1)	$—	$5,003

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

The Company did not record a provision for estimated credit losses on any available for sale securities for the three months ended March 31, 2024 and 2023. Excluded from the table above is accrued interest on available for sale securities of $39,000 and $58,000 at March 31, 2024 and December 31, 2023, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities for the three months ended March 31, 2024 and 2023. No securities held by the Company were delinquent on contractual payments at March 31, 2024 and December 31, 2023, nor were any securities placed on non-accrual status for the three months ended March 31, 2024 and 2023.

Held to Maturity and Available for Sale Securities

The actual maturities of certain available-for-sale or held-to-maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available-for-sale and held-to-maturity securities as of March 31, 2024 is presented below:

	Available-
	for-sale	Held-to-maturity
	Fair	Amortized	Fair
	Value	Cost	Value
	(in thousands)
Within 1 year	$2,500	$9,056	$8,986
After 1 year through 5 years	—	23,511	22,480
After 5 years through 10 years	—	4,397	4,264
After 10 years	—	40,351	34,932
Total	$2,500	$77,315	$70,662

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of securities during the three months ended March 31, 2024 and 2023.

The carrying value of securities pledged to secure advances from the Federal Home Loan Bank of Boston (“FHLBB”) was $61.4 million and $62.6 million as of March 31, 2024 and December 31, 2023, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and have no allowance for credit losses, are as follows as of March 31, 2024 and December 31, 2023:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(in thousands)
March 31, 2024
Held to Maturity:
Debt securities issued by U.S. government-sponsored enterprises	$2,738	$(12)	$7,137	$(344)	$9,875	$(356)
Mortgage-backed securities	5,264	(30)	37,308	(5,549)	42,572	(5,578)
Corporate bonds	1,481	(19)	10,792	(774)	12,273	(794)
U.S. Treasury securities	-	-	2,893	(7)	2,893	(7)
Total temporarily impaired securities	$9,483	$(61)	$58,130	$(6,674)	$67,613	$(6,735)

December 31, 2023
Held to Maturity:
Debt securities issued by U.S. government-sponsored enterprises	$2,740	$(7)	$7,104	$(374)	$9,844	$(381)
Mortgage-backed securities	-	-	38,717	(5,235)	38,717	(5,235)
Corporate bonds	2,821	(11)	10,808	(768)	13,629	(779)
U.S. Treasury securities	-	-	2,871	(30)	2,871	(30)
Total temporarily impaired securities	$5,561	$(18)	$59,500	$(6,407)	$65,061	$(6,425)

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At March 31, 2024, four debt securities issued by U.S. government-sponsored enterprises, 50 mortgage-backed securities, eight corporate bonds and one U.S. treasury security had unrealized losses with aggregate depreciation of 3.5%, 11.6%, 6.1% and 0.3%, respectively, from the Company’s amortized cost basis. These unrealized losses relate to changes in market interest rates since acquiring the securities. As management has the intent and ability to hold debt securities until maturity or cost recovery, no allowance for credit losses on securities is deemed necessary as of March 31, 2024.
NOTE 4 – LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

Loans

Loans that the Company has the intent and ability to hold until maturity or payoff are carried at amortized cost (net of the allowance for credit losses). Amortized cost is the principal amount outstanding, adjusted by partial charge-offs and net of deferred loan origination costs and fees. For originated loans, loan fees and certain direct origination costs are deferred and amortized into interest income over the contractual life of the loan using the level-yield method. When a loan is paid off, the unamortized portion is recognized in interest income. Interest income on loans is accrued based upon the daily principal amount outstanding except for loans on nonaccrual status. As a general rule, loans more than 90 days past due with respect to principal or interest, or sooner if management considers such action to be prudent, are classified as nonaccrual loans. However, loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. Income accruals are suspended on all nonaccrual loans in a timely manner and all previously accrued and uncollected interest is reversed against current income. A loan can be returned to accrual status when collectibility of principal and interest is reasonably assured and the loan has performed for a period of time, generally six months. When doubt exists as to the collectability of a loan, any payments received are applied to reduce the amortized cost of the loan to the extent necessary to eliminate such doubt. For all loan portfolios, a charge-off occurs when the Company determines that a specific loan, or portion thereof, is uncollectible. This determination is made based on management's review of specific facts and circumstances of the individual loan, including the expected cash flows to repay the loan, the value of the collateral and the ability and willingness of any guarantors to perform.

Allowance for Credit Losses - Loans Held for Investment

The allowance for credit losses is established based upon the Company's current estimate of expected lifetime credit losses on loans measured at amortized cost. Credit losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. Subsequent recoveries, if any, are credited to the allowance. Under the current expected credit loss (CECL) methodology, the Company estimates credit losses for financial assets on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The Company segments financial assets with similar risk characteristics and has elected to segment its loans based on Federal Call codes used for reporting loans to the Federal Deposit Insurance Corporation as part of the Call Report process. These segments are collectively evaluated for expected credit losses using a quantitative Discounted Cash Flow ("DCF") model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The Company has elected to use this approach because DCF models allow for effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner and peer data is available for certain inputs such as the probability of default and the loss given default. The quantitative model utilizes a loss factor based approach to estimate expected credit losses, which are derived from internal historical and industry peer loss experience. The model estimates expected credit losses using loan level data over the estimated life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the historical long-run average using the straight-line reversion method. Management periodically evaluates a reasonable and supportable period and a reversion period to be appropriate for purposes of estimating expected credit losses. The qualitative risk factors impacting the expected risk of loss within the portfolio include the following:

•
Lending policies and procedures
•
Economic and business conditions
•
Nature and volume of loans
•
Changes in management
•
Changes in credit quality
•
Changes in loan review system
•
Changes to underlying collateral values
•
Concentrations of credit risk
•
Other external factors

Loans that do not share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that will be individually assessed, the Company will use either a DCF approach or a fair value of collateral approach. The latter approach will be used for loans deemed to be collateral dependent or when foreclosure is probable. Accrued interest receivable amounts are excluded from balances of loans held at amortized cost and are included within accrued interest receivable in the consolidated balance sheets. Management has elected not to measure an allowance for credit losses on these amounts as the Company employs a timely write-off policy. Consistent with the Company's policy for nonaccrual loans, accrued interest receivable is typically written off when loans reach 90 days past due and are placed on nonaccrual status.

In the ordinary course of business, the Company enters into commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for credit losses with an additional assumption of probability of funding. The reserve for unfunded lending commitments is included in other liabilities in the consolidated balance sheets.

Loans consisted of the following as of the dates indicated:

	At March 31,		At December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$410,989	38.1%	$410,131	39.1%
Multi-family	311,147	28.8%	287,361	27.4%
Commercial	202,124	18.7%	196,365	18.7%
Home equity lines of credit and loans	33,696	3.1%	33,357	3.2%
Construction	107,428	9.9%	112,000	10.7%
Other loans:
Commercial loans	14,358	1.3%	9,219	0.9%
Consumer	156	0.0%	173	0.0%
	1,079,898	100.0%	1,048,606	100.0%
Less:
Net deferred loan fees	(277)		(226)
Allowance for credit losses	(8,670)		(8,591)
Total loans, net	$1,070,951		$1,039,789

Certain directors and executive officers of the Company and companies in which they have a significant ownership interest are also customers of the Bank. Total outstanding loan balances to such persons and their companies amounted to $854,000 and $871,000 as of March 31, 2024 and December 31, 2023, respectively. The following table sets forth the activity for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)

Beginning Balance	$871	$943
New Loans	—	—
Advances	—	—
Paydowns	(17)	(16)
Ending Balance	$854	$927

The carrying value of loans pledged to secure advances from the FHLBB were $686.7 million and $553.0 million as of March 31, 2024 and December 31, 2023, respectively.

The following tables set forth information regarding the allowance for credit losses as of and for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31, 2024
	(in thousands)
	Beginning Balance	Charge-offs	Recoveries	(Benefit) provision	Ending Balance(1)
Real estate loans:
One-to-four family residential	$3,555	$-	$-	$(44)	$3,511
Multi-family	1,190	-	-	93	1,283
Commercial	1,636	-	-	36	1,672
Home equity lines of credit and loans	321	-	-	(2)	319
Construction	1,757	-	-	(76)	1,681
Other loans:
Commercial loans	131	-	-	72	203
Consumer	1	-	-	-	1
Unallocated	-	-	-	-	-
Total	$8,591	$-	$-	$79	$8,670

	For the three months ended March 31, 2023
	(in thousands)
	Beginning Balance	Cumulative effect accounting adjustment(2)	Charge-offs	Recoveries	Provision	Ending Balance(1)
Real estate loans:
One-to-four family residential	$1,703	$130	$-	$-	$128	$1,961
Multi-family	1,839	77	-	-	159	2,075
Commercial	1,797	145	-	-	388	2,330
Home equity lines of credit and loans	194	(20)	-	-	12	186
Construction	1,286	136	-	-	69	1,491
Other loans:
Commercial loans	60	34	-	-	119	213
Consumer	1	-	-	-	-	1
Unallocated	320	(320)	-	-	-	-
Total	$7,200	$182	$-	$-	$875	$8,257

(1) Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $3.3 million and $3.2 million as of March 31, 2024 and December 31, 2023.

(2) Represents an adjustment needed to reflect the cumulative day one impact pursuant to the Company's adoption of Accounting Standards Update 2016-13. The adjustment for the three months ended March 31, 2023 represents a $182,000 increase to the allowance for credit losses attributable to the change in accounting methodology for estimating the allowance for credit losses resulting from the Company's adoption of the standard.

The following tables show the age analysis of past due loans as of the dates indicated:

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more and accruing	Loans on Non-accrual
	(in thousands)
As of March 31, 2024
Real estate loans:
One-to-four family residential	$717	$272	$—	$989	$410,000	$410,989	$—	$1,181
Multi-family	—	—	—	—	311,147	311,147	—	—
Commercial	—	—	—	—	202,124	202,124	—	—
Home equity lines of credit and loans	189	—	14	203	33,493	33,696	—	22
Construction	—	—	—	—	107,428	107,428	—	—

Other loans:
Commercial	—	—	—	—	14,358	14,358	—	—
Consumer	4	1	—	5	151	156	—	—
	$910	$273	$14	$1,197	$1,078,701	$1,079,898	$—	$1,203

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more and accruing	Loans on Non-accrual
	(in thousands)
As of December 31, 2023
Real estate loans:
One-to-four family residential	$722	$225	$809	$1,756	$408,375	$410,131	$—	$1,191
Multi-family	—	—	—	—	287,361	287,361	—	—
Commercial	—	—	—	—	196,365	196,365	—	—
Home equity lines of credit and loans	360	—	8	368	32,989	33,357	—	22
Construction	—	—	—	—	112,000	112,000	—	—

Other loans:
Commercial	—	—	—	—	9,219	9,219	—	—
Consumer	1	—	—	1	172	173	—	—
	$1,083	$225	$817	$2,125	$1,046,481	$1,048,606	$—	$1,213

During the three months ended March 31, 2024 and 2023, interest income recognized on nonaccrual loans amounted to $15,000 and $0, respectively. The following tables show information regarding nonaccrual loans as of the dates indicated:

	As of March 31, 2024
	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total
	(in thousands)

Real estate loans:
One-to-four family residential	$—	$1,181	$1,181
Home equity lines of credit and loans	—	22	22
Total nonaccrual loans	$—	$1,203	$1,203

	As of December 31, 2023
	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total
	(in thousands)

Real estate loans:
One-to-four family residential	$—	$1,191	$1,191
Home equity lines of credit and loans	—	22	22
Total nonaccrual loans	$—	$1,213	$1,213

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

The following tables detail the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of March 31, 2024 and December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
	2024	2023	2022	2021	2020	Prior
As of March 31, 2024	(in thousands)
One-to-four family residential
Pass	$1,935	$9,229	$36,521	$15,429	$4,434	$12,553	$—	$—	$80,101
Special Mention	—	—	—	—	800	448	—	—	1,248
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	5,417	48,887	88,343	71,818	50,639	64,536	—	—	329,640
Total	$7,352	$58,116	$124,864	$87,247	$55,873	$77,537	$—	$—	$410,989

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$6,589	$45,141	$201,261	$36,579	$8,821	$9,711	$3,045	$—	$311,147
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$6,589	$45,141	$201,261	$36,579	$8,821	$9,711	$3,045	$—	$311,147

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$10,971	$39,536	$72,442	$22,926	$16,276	$34,041	$5,932	$—	202,124
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$10,971	$39,536	$72,442	$22,926	$16,276	$34,041	$5,932	$—	$202,124

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$—	$326	$—	$—	$—	$—	$4,643	$—	$4,969
Special Mention	—	—	—	—	—	14	8	—	22
Substandard	—	—	—	—	—	—	99	—	99
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	129	404	35	10	—	82	27,412	534	28,606
Total	$129	$730	$35	$10	$—	$96	$32,162	$534	$33,696

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$6,026	$40,635	$47,609	$6,819	$—	$3,774	$—	$—	$104,863
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	2,565	—	—	—	—	—	—	2,565
Total	$6,026	$43,200	$47,609	$6,819	$—	$3,774	$—	$—	$107,428

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial loans
Pass	$4,500	$4,436	$3,050	$416	$30	$215	$1,653	$—	$14,300
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	58	—	—	—	—	58
Total	$4,500	$4,436	$3,050	$474	$30	$215	$1,653	$—	$14,358

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	23	36	43	—	11	43	—	156
Total	$—	$23	$36	$43	$—	$11	$43	$—	$156

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
	2023	2022	2021	2020	2019	Prior
As of December 31, 2023	(in thousands)
One-to-four family residential
Pass	$9,689	$36,662	$15,529	$4,476	$4,230	$9,224	$—	$—	$79,810
Special Mention	—	—	—	809	—	451	—	—	1,260
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	48,688	90,827	72,463	51,035	7,129	58,919	—	—	329,061
Total	$58,377	$127,489	$87,992	$56,320	$11,359	$68,594	$—	$—	$410,131

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$45,188	$194,999	$26,820	$8,873	$—	$9,798	$1,683	$—	$287,361
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$45,188	$194,999	$26,820	$8,873	$—	$9,798	$1,683	$—	$287,361

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$43,639	$72,671	$24,138	$16,407	$4,054	$31,132	$4,324	$—	$196,365
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$43,639	$72,671	$24,138	$16,407	$4,054	$31,132	$4,324	$—	$196,365

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$326	$—	$—	$—	$—	$—	$4,986	$—	$5,312
Special Mention	—	—	—	—	—	14	8	—	22
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	410	36	12	—	65	22	26,970	508	28,023
Total	$736	$36	$12	$—	$65	$36	$31,964	$508	$33,357

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$33,707	$55,170	$17,228	$—	$786	$2,988	$—	$—	$109,879
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	2,121	—	—	—	—	—	—	—	2,121
Total	$35,828	$55,170	$17,228	$—	$786	$2,988	$—	$—	$112,000

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial loans
Pass	$4,444	$3,349	$428	$35	$89	$154	$655	$—	$9,154
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	65	—	—	—	—	—	65
Total	$4,444	$3,349	$493	$35	$89	$154	$655	$—	$9,219

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	31	38	45	—	—	13	46	—	173
Total	$31	$38	$45	$—	$—	$13	$46	$—	$173

Current-period gross charge-offs (2)	$2	$—	$—	$—	$—	$—	$—	$—	$2

(1) All loans not formally rated were accruing as of March 31, 2024 and December 31, 2023.

(2) Gross charge-off disclosures are made starting in the period of adoption and prospectively.
At March 31, 2024 and December 31, 2023, the Company had no consumer mortgage loans secured by residential real estate property in the process of foreclosure.

For the three months ended March 31, 2024 and 2023, the Company did not provide loan restructurings involving borrowers that are experiencing financial difficulty.
NOTE 5 – EMPLOYEE BENEFITS

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

Total expense related to the 401(k) plan for the three months ended March 31, 2024 and 2023 amounted to $123,000 and $115,000, respectively.

Employee Incentive Plan

The Company provides an employee incentive plan which is approved annually by the Board of Directors, based on various factors. The employee incentive plan expense for the three months ended March 31, 2024 and 2023 amounted to $354,000 and $354,000, respectively.

Supplemental Executive Retirement Plan (SERP)

The Company formed a SERP for certain executive officers. The SERP provides nonfunded retirement benefits designed to supplement benefits available through the Bank’s other retirement plans for employees.

The liability for the SERP amounted to $1,093,000 and $1,106,000 as of March 31, 2024 and December 31, 2023, respectively. The expense for the three months ended March 31, 2024 amounted to $13,000. The benefit for the three months ended March 31, 2023 amounted to $19,000.

Director Fee Continuation Plan (DFCP)

Effective January 1, 2017, the Company established a Director Fee Continuation Plan which provides supplemental retirement benefits for directors. Under the DFCP, individuals who are directors as of the effective date of the DFCP are 100% vested in their benefits. Individuals who become directors after the effective date shall be fully vested in their accounts after having served on the Board of Directors for twelve years. The expense for the three months ended March 31, 2024 and 2023 amounted to $28,000 and $22,000, respectively.

Supplemental Executive Retirement Agreement

On January 1, 2018, the Company entered into a supplemental executive retirement agreement with a named executive officer whereby the Company is obligated to provide post-retirement salary continuation benefits equal to 60% of the executive officer’s final average compensation, as defined. Benefits are 100% vested, commence upon retirement, and are payable based on a ten-year certain and life annuity. The liability for the Plan amounted to $3,246,000 and $3,200,000 as of March 31, 2024 and December 31, 2023, respectively. The expense recognized for the Plan for the three months ended March 31, 2024 and 2023 amounted to $46,000 and $30,000, respectively.

Executive Deferred Compensation Plans

In 2021 and 2023, the Company entered into deferred compensation plans with two named executive officers that allow the Company to make contributions to an account for the executive officers each year, as of January 1, based on the prior year’s performance and the Company's intent that the contribution equal 10% of the executive officers' salaries and bonuses. The Company may make other contributions to the deferred compensation plans, at its discretion, at other times during the year. The expense recognized under the deferred compensation plans for the three months ended March 31, 2024 and 2023 amounted to $24,000 and $11,000, respectively.

Deferred Compensation Plan for Directors

The Company maintains the Everett Co-operative Bank Deferred Compensation Plan for Directors (the “Director Deferred Compensation Plan”) to allow for certain tax planning opportunities and additional retirement income for directors of the Company. All non-employee directors are eligible to participate in the Director Deferred Compensation Plan. Under the Director Deferred Compensation Plan, directors may elect to defer the receipt of up to 100% of their director fees. Participants are always 100% vested in their deferred fees and any interest credited to those deferrals. Earnings are credited to a participant’s deferrals each year and are indexed to the highest certificate of deposit rate offered by the Bank on January 1st of each year. The liability for the Director Deferred Compensation Plan amounted to $678,000 and $698,000 as of March 31, 2024 and December 31, 2023, respectively.

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

Survivor Benefit Plan

The Company entered into Survivor Benefit Plan Participation Agreements with a group of employees whereby the Company is obligated to provide up to two years of recognized compensation, as defined, to the beneficiary if the participant dies while employed by the Company. There was no expense recorded during the three months ended March 31, 2024 and 2023.

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

Total compensation expense recognized in connection with the ESOP was $119,000 and $139,000 for the three months ended March 31, 2024 and 2023, respectively. The following table presents share information held by the ESOP:

	As of March 31, 2024	As of December 31, 2023
	(Dollars in thousands)

Allocated shares	72,017	72,017
Shares committed to be released	9,125	-
Unallocated shares	651,493	660,618
Total shares	732,635	732,635
Fair value of unallocated shares	$8,456	$8,297

NOTE 6 - STOCK-BASED COMPENSATION

On September 7, 2023, the Company adopted the ECB Bancorp, Inc. 2023 Equity Incentive Plan ("2023 Equity Plan”). The 2023 Equity Plan provides 1,248,133 shares of common stock for equity based compensation awards including restricted stock awards, restricted stock units, stock options, and incentive stock options.

The Company did not grant any stock options during the three months ended March 31, 2024 and 2023. There were no stock options exercised, vested, forfeited or expired during the three months ended March 31, 2024 and 2023.

The Company did not grant any restricted stock awards during the three months ended March 31, 2024 and 2023. There were no restricted stock awards vested or forfeited during the three months ended March 31, 2024 and 2023.

The following table represents the compensation expense and income tax benefits recognized for stock options and restricted stock awards for the periods indicated:

Three Months Ended March 31, 2024
(in thousands)
Stock-based compensation expense
Stock options	$164
Restricted stock awards	160
Total stock-based compensation expense	$324
Related tax benefits recognized in earnings	$69

There was no stock-based compensation expense or related income tax benefits recognized for the three months ended March 31, 2023.

The following table sets forth the total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized as of the periods indicated:

	March 31, 2024		December 31, 2023
	Amount	Weighted average period	Amount	Weighted average period
	(Dollars in thousands)
Stock options	$2,997	4.55	$3,162	4.80
Restricted stock awards	2,921	4.55	3,081	4.80
Total	$5,918		$6,243

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2024 and December 31, 2023.

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

The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs including interest rate curves. The inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy and as a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.

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

As of March 31, 2024 and December 31, 2023, the following summarizes assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
		Markets for	Observable	Inputs
		Identical Assets	Inputs	Level 3
		Level 1	Level 2
		(in thousands)
March 31, 2024
Available for-sale-securities
Corporate bonds	$2,500	$—	$2,500	$—
Derivative instruments	633	—	633	—
				$—
Total assets measured on a recurring basis	$3,133	$—	$3,133	$—

December 31, 2023
Available for-sale-securities
Corporate bonds	$5,003	$—	$5,003	$—
Derivative instruments	—	—	—	—

Total assets measured on a recurring basis	$5,003	$—	$5,003	$—

Under certain circumstances, the Company makes adjustments to its assets and liabilities although they are not measured at fair value on an ongoing basis.

As of March 31, 2024 and December 31, 2023, the Bank had no assets or liabilities for which a nonrecurring change in fair value had been recorded.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. For March 31, 2024 and December 31, 2023, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

	March 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$112,368	$112,368	$112,368	$-	$-
Held-to-maturity securities	77,315	70,662	-	70,662	-
Federal Home Loan Bank stock	9,777	9,777	-	9,777	-
Loans, net	1,070,951	988,342	-	-	988,342
Accrued interest receivable	4,051	4,051	4,051	-	-
Bank-owned life insurance	14,590	14,590	-	14,590	-

Financial liabilities:
Deposits, other than certificates of deposit	$366,051	$366,051	$-	$366,051	$-
Certificates of deposit	535,595	531,760	-	531,760	-
Federal Home Loan Bank advances	224,000	220,818	-	220,818	-
Accrued interest payable	1,810	1,810	1,810	-	-

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$119,036	$119,036	$119,036	$-	$-
Held-to-maturity securities	76,979	70,590	-	70,590	-
Federal Home Loan Bank stock	9,892	9,892	-	9,892	-
Loans, net	1,039,789	952,867	-	-	952,867
Accrued interest receivable	3,766	3,766	3,766	-	-
Bank-owned life insurance	14,472	14,472	-	14,472	-

Financial liabilities:
Deposits, other than certificates of deposit	$369,711	$369,711	$-	$369,711	$-
Certificates of deposit	498,503	495,551	-	495,551	-
Federal Home Loan Bank advances	234,000	233,878	-	233,878	-
Accrued interest payable	2,191	2,191	2,191	-	-

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of March 31, 2024 and December 31, 2023, the maximum potential amount of the Company’s obligation was $0, for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Amounts of financial instruments whose contract amounts represent off-balance sheet credit risk are as follows as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands)
Commitments to originate loans	$39,388	$22,701
Commitments to purchase loans	1,680	415
Unadvanced funds on lines of credit	75,115	78,378
Unadvanced funds on construction loans	47,781	53,013
	$163,964	$154,507

The Bank accrues for credit losses related to off-balance sheet financial instruments. Potential losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for credit losses, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $824,000 and $756,000 as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, provision recorded for off-balance sheet commitments was $68,000 and $4,000, respectively.

NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
	2024	2023
	(in thousands)

Unrealized losses on securities:
Net unrealized holding losses on available-for-sale securities	$(3)	$(16)
Reclassification adjustment for realized gains in net income	—	—
	(3)	(16)
Income tax benefit	—	4
Net-of-tax amount	(3)	(12)

Net change in fair value of cash flow hedges
Change in fair value of cash flow hedges	$784	$—
Reclassification adjustment for cash flow hedge gains into net income	(151)	—
	633	—
Income expense benefit	(177)	—
Net-of-tax amount	456	—

Other comprehensive income (loss), net of tax	$453	$(12)

Accumulated other comprehensive income as of March 31, 2024 and December 31, 2023 consists of unrecognized benefit costs, net of taxes, unrealized holding gains on securities available for sale, net of tax, and fair value of cash flow hedges, net of tax as follows:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Net unrealized holding loss on securities available-for-sale, net of tax	$—	$3
Unrecognized SERP gain, net of tax	56	56
Unrecognized DFCP gain, net of tax	70	70
Fair value of cash flow hedges, net of tax	456	—

Accumulated other comprehensive income	$582	$129

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

Management believes, as of March 31, 2024, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2024, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of the dates indicated:

			Minimum For Capital		Minimum To Be Well
			Adequacy Purposes		Capitalized Under
			Plus Capital		Prompt Corrective
	Actual		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of March 31, 2024
Total Capital (to Risk Weighted Assets)	$150,165	17.19%	$91,719	10.50%	$87,351	10.00%
Tier 1 Capital (to Risk Weighted Assets)	140,671	16.10%	74,248	8.50%	69,881	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	140,671	16.10%	61,146	7.00%	56,778	6.50%
Tier 1 Capital (to Average Assets)	140,671	10.98%	51,242	4.00%	64,053	5.00%

As of December 31, 2023
Total Capital (to Risk Weighted Assets)	$149,014	17.30%	$90,440	10.50%	$86,133	10.00%
Tier 1 Capital (to Risk Weighted Assets)	139,667	16.22%	73,213	8.50%	68,907	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	139,667	16.22%	60,293	7.00%	55,987	6.50%
Tier 1 Capital (to Average Assets)	139,667	11.31%	49,406	4.00%	61,758	5.00%

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

	Three months ended
	March 31,
	2024	2023
	(in thousands, except per share data)
Net income allocated to common stock	$621	$901

Weighted-average common shares outstanding used to calculate basic earnings per common share	8,299,775	8,481,042
Add: Dilutive effect of restricted stock awards	75,560	—
Weighted-average common shares outstanding used to calculate diluted earnings per common share	8,375,335	8,481,042

Earnings per common share
Basic	$0.07	$0.11
Diluted	$0.07	$0.11

For the three months ended March 31, 2024, the shares that were anti-dilutive, and therefore excluded from the calculation of diluted earnings per share, included options to purchase 763,969 shares of common stock. For the three months ended March 31, 2023, there were no anti-dilutive shares.

NOTE 12 - DERIVATIVE AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage its interest rate risk resulting from the differences in the amount, timing, and duration of known or expected cash payments. The Company has entered into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy.

An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The Company has entered into interest rate swaps in which it pays fixed and receives floating interest in order to manage its interest rate risk exposure to the variability in interest cash flows on certain floating-rate FHLB Advances and brokered certificates of deposit. The interest rate swaps effectively convert the floating rate payments made on the FHLB Advances and brokered certificates of deposit to a fixed rate and consequently reduce the Company’s exposure to variability in short-term interest rates.

Derivative instruments are carried at fair value in the Company’s Consolidated Financial Statements. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not the instrument qualifies as a hedge for accounting purposes, and further, by the type of hedging relationship.

The Company’s interest rate swaps have been designated as and are accounted for as cash flow hedges. The changes in fair value are included in other comprehensive income and reclassified into net income in the same period or periods during which the hedged forecasted transaction affects net income.

Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a quantitative analysis is preformed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially, and continue to be, highly effective at March 31, 2024.

The following table reflects the Company's derivative position at the date indicated below for the interest rate swaps:

As of March 31, 2024
(Dollars in thousands)
Notional amount	$50,000
Weighted-average pay rate	3.68%
Weighted-average receive rate	5.34%
Weighted-average maturity in years	4.38
Estimated fair value of asset	$633

The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of March 31, 2024:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$633	Other liabilities	$-
Total		$633		$-

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $612,000 to be reclassified as a decrease to interest expense from OCI related to the Company’s cash flow hedges in the twelve months following March 31, 2024. This reclassification is due to anticipated payments that will be received on the swaps based upon the forward curve at March 31, 2024.

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 4.8 years.

The pre-tax effects of cash flow hedge account on accumulated other comprehensive income and current earnings for the period indicated are as follows:

Three months ended
March 31, 2024
(in thousands)
Interest rate swaps
Amount of gain recognized in OCI on derivative	$633
Gain reclassified from OCI into interest expense	$151

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty not secured by variation margin plus any initial margin collateral posted. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. As of March 31, 2024, the Company has pledged cash collateral to a derivative counterparty totaling $870,000. The Company may need to post additional collateral or may receive collateral in return in the future in proportion to potential changes in the overall unrealized gain or loss position.

The Company had no derivatives as of December 31, 2023. There was no OCI or interest expense related to cash flow hedges recognized for the three months ended March 31, 2023.

NOTE 13 - SUBSEQUENT EVENTS

Management has reviewed events occurring through May 10, 2024, the date the unaudited consolidated financial statements were issued and determined that no subsequent events occurred requiring adjustment to or disclosure in these unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2024 and 2023 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in ECB Bancorp, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2024.

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

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Total Assets. Total assets increased $23.1 million, or 1.8%, to $1.30 billion at March 31, 2024 from $1.28 billion at December 31, 2023. The increase was primarily the result of increases in loans.

Cash and Cash Equivalents. Cash and cash equivalents decreased $6.7 million, or 5.6%, to $112.4 million at March 31, 2024 from $119.0 million at December 31, 2023. Cash and cash equivalents decreased primarily due to the deployment of these funds into loans.

Investment Securities Available for Sale. Investment securities available for sale decreased $2.5 million, or 50.0%, to $2.5 million as of March 31, 2024 from $5.0 million as of December 31, 2023 due to maturities. No securities were sold during the three months ended March 31, 2024.

Loans. Net loans increased $31.2 million, or 3.0%, to $1.07 billion at March 31, 2024 from $1.04 billion at December 31, 2023.

•
Multi-family real estate loans increased $23.8 million, or 8.3%, to $311.1 million at March 31, 2024 from $287.4 million at December 31, 2023.
•
Commercial real estate loans increased $5.8 million, or 2.9%, to $202.1 million at March 31, 2024 from $196.4 million at December 31, 2023.
•
Commercial loans increased $5.1 million, or 55.7%, to $14.4 million at March 31, 2024 from $9.2 million at December 31, 2023.
•
Construction loans decreased $4.6 million, or 4.1%, to $107.4 million at March 31, 2024 from $112.0 million at December 31, 2023.

Federal Home Loan Bank stock. The Federal Home Loan Bank (FHLB) is a cooperative bank that provides services to its member banking institutions. The primary reason for our membership in the FHLB is to gain access to a reliable source of wholesale funding and as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. We purchase and/or are subject to redemption of FHLB stock proportional to the volume of funding received and view the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. We held an investment in FHLB stock of $9.8 million and $9.9 million at March 31, 2024 and December 31, 2023, respectively. The amount of stock we are required to purchase is in proportion to our FHLB borrowings and level of total assets. Accordingly, the decrease in the FHLB stock is due to decreased borrowings.

Bank-owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Bank-owned life insurance increased $118,000, or 0.8%, to $14.6 million at March 31, 2024 from $14.5 million at December 31, 2023. The increase was due to an increase of $118,000 in the cash surrender value of our bank-owned life insurance portfolio during the three months ended March 31, 2024.

Deposits. Deposits increased $33.4 million, or 3.9%, to $901.6 million at March 31, 2024 from $868.2 million at December 31, 2023.

•
Certificates of deposit increased $37.1 million, or 7.4%, to $535.6 million at March 31, 2024 from $498.5 million at December 31, 2023.
•
Money market deposit accounts increased $18.6 million, or 14.2%, to $150.0 million at March 31, 2024 from $131.4 million at December 31, 2023.
•
Savings accounts decreased $17.8 million, or 12.9%, to $120.0 million at March 31, 2024 from $137.8 million at December 31, 2023.
•
Interest bearing checking accounts decreased $2.6 million, or 11.9%, to $19.5 million at March 31, 2024 from $22.2 million at December 31, 2023.
•
Demand deposit accounts decreased $1.8 million, or 2.3%, to $76.5 million at March 31, 2024 from $78.3 million at December 31, 2023.

Core deposits (defined as all deposits other than certificates of deposit) decreased $3.7 million, or 1.0%, to $366.1 million at March 31, 2024 from $369.7 million at December 31, 2023.

Federal Home Loan Bank Advances. Advances from the Federal Home Loan Bank decreased $10.0 million, or 4.3%, to $224.0 million at March 31, 2024 from $234.0 million at December 31, 2023.

Shareholders' Equity. Total shareholders' equity increased $888,000, or 0.5%, to $165.8 million at March 31, 2024 from $164.9 million at December 31, 2023. This increase is primarily the result of earnings of $621,000 and an increase of $453,000 in accumulated other comprehensive income (“AOCI”). The increase in AOCI was driven by an increase in the fair value of cash flow hedges entered into during the quarter ended March 31, 2024. Partially offsetting these increases to shareholders' equity was a decrease in additional paid-in capital of $276,000. This decrease was driven by $629,000 in shares repurchased under our share repurchase plan, partially offset by an increase in Additional Paid In Capital of $443,000 related to stock based compensation and ESOP shares committed to be released. Our book value per share increased $0.19 to $17.94 at March 31, 2024 from $17.75 at December 31, 2023.

Comparison of Operating Results for the Three Months Ended March 31, 2024 and March 31, 2023

Net Income. We recorded net income of $621,000 for the three months ended March 31, 2024, compared to net income of $901,000 for the three months ended March 31, 2023.

Interest and Dividend Income. Interest and dividend income increased $3.6 million, or 30.1%, to $15.7 million for the three months ended March 31, 2024 from $12.1 million for the three months ended March 31, 2023. This increase was due to a $2.5 million increase in interest and fees on loans, a $204,000 increase in interest and dividends on investment securities and a $909,000 increase in other interest income. The increase in interest and fees on loans was driven by an increase of $115.0 million in the average balance of the loan portfolio to $1.06 billion for the three months ended March 31, 2024 from $942.9 million for the three months ended March 31, 2023, as well as an increase in the average yield of 41 basis points to 5.11% during the three months ended March 31, 2024 from 4.70% during the three months ended March 31, 2023. The yield for the three months ended March 31, 2024 benefited from new loans with higher rates as well as adjustable rate loans repricing higher. The increase in interest and dividend income on investment securities was driven by an increase in the yield on securities of 30 basis points to 2.78% during the three months ended March 31, 2024 from 2.48% during the three months ended March 31, 2023. The increase in other interest income resulted primarily from an increase of $58.5 million in the average balance of short term investments to $109.0 million for the three months ended March 31, 2024 from $50.5 million for the three months ended March 31, 2023 as well as an increase in the yield on short term investments of 87 basis points to 5.48% during the three months ended March 31, 2024 from 4.61% during the three months ended March 31, 2023. The increase in yield was driven by increases in the rate paid on reserves at the Federal Reserve Bank.

Average interest-earning assets increased $171.8 million, to $1.25 billion for the three months ended March 31, 2024 from $1.08 billion for the three months ended March 31, 2023. The yield on interest-earning assets increased 46 basis points to 4.99% for the three months ended March 31, 2024 from 4.53% for the three months ended March 31, 2023.

Interest Expense. Total interest expense increased $4.1 million, or 71.9%, to $9.8 million for the three months ended March 31, 2024 from $5.7 million for the three months ended March 31, 2023. Interest expense on deposit accounts increased $3.6 million, or 92.1%, to $7.5 million for the three months ended March 31, 2024 from $3.9 million for the three months ended March 31, 2023, primarily due to an increase in the cost of interest bearing deposits of 138 basis points to 3.78% for the three months ended March 31, 2024 from 2.4% for the three months ended March 31, 2023 and an increase in the average balance of interest-bearing deposits of $139.1 million, or 21.0%, to $799.9 million for the three months ended March 31, 2024 from $660.8 million for the three months ended March 31, 2023. Interest expense on FHLB advances increased $488,000, or 27.4%, to $2.3 million for the three months ended March 31, 2024 from $1.8 million for the three months ended March 31, 2023, primarily due to an increase in the average balance of FHLB advances of $39.0 million, or 20.7%, to $227.2 million for the three months ended March 31, 2024 from $188.2 million for the three months ended March 31, 2023 as well as an increase in the cost of FHLB advances of 18 basis points to 4.01% for the three months ended March 31, 2024 from 3.83% for the three months ended March 31, 2023. The increase in FHLB advances was used to fund loan growth and for liquidity management.

Net Interest and Dividend Income. Net interest and dividend income decreased $463,000, or 7.3%, to $5.9 million for the three months ended March 31, 2024 from $6.4 million for the three months ended March 31, 2023, primarily due to a decrease in the net interest rate spread of 65 basis points to 1.16% for the three months ended March 31, 2024 from 1.81% for the three months ended March 31, 2023, as well as a $6.3 million decrease in the average balance of net interest-earning assets during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease in the net interest rate spread was due to an increase in the cost of interest-bearing liabilities that exceeded the increase in the yield on interest-earning assets resulting from the significant increase in market interest rates that directly impact our funding costs. The net interest margin decreased 54 basis points to 1.84% for the three months ended March 31, 2024 from 2.38% for the three months ended March 31, 2023.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, a provision for credit losses of $147,000 was recorded for the three months ended March 31, 2024, compared to a provision for credit losses of $879,000 for the three months ended March 31, 2023. The decrease in the provision for credit losses was driven by lower loan growth during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Noninterest Income. Noninterest income increased $78,000, or 34.1%, to $307,000 for the three months ended March 31, 2024 from $229,000 for the three months ended March 31, 2023. The increase was driven by $35,000 in net gains on sales of loans in the quarter ended March 31, 2024 as there were no loan sales during the quarter ended March 31, 2023.The table below sets forth our noninterest income for three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Customer service fees	$137	$119	$18	15.1%
Income from bank-owned life insurance	117	98	19	19.4
Net gain on sales of loans	35	—	35	100.0
Other	18	12	6	50.0
Total noninterest income	$307	$229	$78	34.1%

Noninterest Expense. Noninterest expense increased $735,000, or 16.3%, to $5.2 million for the three months ended March 31, 2024 from $4.5 million for the three months ended March 31, 2023. Significant changes are as follows:

•
Salaries and employee benefits increased $426,000, or 14.8%, driven by $242,000 in stock-based compensation recorded in the quarter ended March 31, 2024, related to the 2023 Equity Incentive Plan. There were no stock-based based compensation costs in the quarter ended March 31, 2023 related to this plan;

•
Director compensation increased $90,000, or 75.6%, driven by $82,000 in stock-based compensation recorded in the quarter ended March 31, 2024, related to the 2023 Equity Incentive Plan. There were no stock-based compensation costs in the quarter ended March 31, 2023 related to this plan;
•
Occupancy and equipment expense increased $70,000, or 34.3%, driven by our new Woburn, MA branch office;
•
Data processing costs increased $69,000, or 28.5%, driven by both increased core processor operating costs as well as costs related to our new online deposit account opening platform; and
•
FDIC deposit insurance expense increased $54,000, or 43.2%, driven by an increase in our asset size.

The table below sets forth our noninterest expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,311	$2,885	$426	14.8%
Director compensation	209	119	90	75.6
Occupancy and equipment	274	204	70	34.3
Data processing	311	242	69	28.5
Computer software and licensing fees	85	57	28	49.1
Advertising and promotions	131	168	(37)	(22.0)
Professional fees	360	364	(4)	(1.1)
FDIC deposit insurance	179	125	54	43.2
Other expense	371	332	39	11.7
Total noninterest expense	$5,231	$4,496	$735	16.4%

Income Tax Expense. Income tax expense decreased $108,000, or 33.9%, to $211,000 for the three months ended March 31, 2024 from $319,000 for the three months ended March 31, 2023. The effective tax rate was 25.4% and 26.1% for the three months ended March 31, 2024 and 2023, respectively.

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

	For the Three Months Ended March 31,
	2024			2023
	Average Outstanding Balance	Interest	Yield/ Rate(5)	Average Outstanding Balance	Interest	Yield/ Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,057,907	$13,446	5.11%	$942,904	$10,927	4.70%
Securities (1)	80,667	557	2.78	82,062	501	2.48
Short term investments	108,970	1,484	5.48	50,507	575	4.61
Interest bearing time deposits	-	-	-	253	1	0.70
Total interest-earning assets	1,247,544	15,487	4.99%	1,075,726	12,004	4.53%
Non-interest-earning assets	34,098			30,287
Total assets	$1,281,642			$1,106,013

Interest-bearing liabilities:
Checking accounts	19,509	4	0.08%	23,683	4	0.07%
Savings accounts	120,115	828	2.77	166,666	954	2.32
Money market accounts	143,792	1,256	3.51	112,902	430	1.54
Certificates of deposit	516,471	5,436	4.23	357,547	2,529	2.87
Total interest-bearing deposits	799,887	7,524	3.78	660,798	3,917	2.40
Federal Home Loan Bank advances	227,187	2,267	4.01	188,200	1,779	3.83
Total interest-bearing liabilities	1,027,074	9,791	3.83%	848,998	5,696	2.72%
Non-interest-bearing demand deposits	76,505			84,063
Non-interest-bearing liabilities	12,199			9,894
Total liabilities	1,115,778			942,955
Shareholders' Equity	165,864			163,058
Total liabilities and shareholders' equity	$1,281,642			$1,106,013

Net interest income		$5,696			$6,308
Net interest rate spread (2)			1.16%			1.81%
Net interest-earning assets (3)	$220,470			$226,728
Net interest margin (4)			1.84%			2.38%

Average interest-earning assets to interest- bearing liabilities			121.47%			126.71%

(1) Excludes interest and dividends on cost method investments of $207,000 and $58,000 for the three months ended March 31, 2024 and 2023, respectively.

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

	Three Months Ended March 31, 2024 vs. 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,465	$1,054	$2,519
Securities	(8)	64	56
Short term investments	783	125	908
Total interest-earning assets	$2,240	$1,243	$3,483

Interest-bearing liabilities:
Checking accounts	$(1)	$1	$-
Savings accounts	(295)	169	(126)
Money market accounts	146	680	826
Certificates of deposit	1,404	1,503	2,907
Total interest-bearing deposits	1,254	2,353	3,607
Federal Home Loan Bank advances	398	90	488
Total interest-bearing liabilities	$1,652	$2,443	$4,095

Change in net interest income	$588	$(1,200)	$(612)

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Boston and the Atlantic Community Bankers Bank. At March 31, 2024, we had outstanding advances of $224.0 million from the Federal Home Loan Bank. At March 31, 2024, we had unused borrowing capacity of $292.4 million with the Federal Home Loan Bank and $10.0 million with the Atlantic Community Bankers Bank.

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

At March 31, 2024, we had $41.1 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $75.1 million in unused lines of credit to borrowers and $47.8 million in unadvanced construction loans.

Non brokered certificates of deposit due within one year of March 31, 2024 totaled $197.4 million, or 29.8%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2025, or on our savings and money market accounts.

We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of March 31, 2024.

Our primary investing activity is originating loans. During the three months ended March 31, 2024 and the year ended December 31, 2023, we originated and purchased $52.6 million and $268.1 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced net increases in deposits of $33.4 million and $150.1 million for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, the level of brokered time deposits was $125.5 million and $115.5 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. FHLB advances decreased by $10.0 million for the three months ended March 31, 2024, compared to an increase of $60.0 million for the year ended December 31, 2023.

For additional information, see the consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

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

At March 31, 2024, Everett Co-operative Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 10 of the notes to consolidated financial statements.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 10, 2023, the Company announced the commencement of a stock repurchase program to acquire up to 458,762 shares, or 5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company. The following table sets forth the information regarding the Company's common stock repurchase activities during the three months ended March 31, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

From January 1, 2024 to January 31, 2024	23,722	$13.00	23,722	245,646
From February 1, 2024 to February 29, 2024	10,859	$12.98	10,859	234,787
From March 1, 2024 to March 31, 2024	13,651	$12.95	13,651	221,136
Total	48,232	$12.98	48,232

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECB BANCORP, INC.

Date: May 10, 2024	/s/Richard J. O'Neil, Jr.
Richard J. O’Neil, Jr.
President and Chief Executive Officer

Date: May 10, 2024	/s/John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer