Form 10-Q
period 2024-06-30
ECB Bancorp, Inc. /MD/
filed 2024-08-09
CIK 1914605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, 9,187,871 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

ECB Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

ECB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(unaudited)

(Dollars in thousands)

	June 30, 2024	December 31, 2023

ASSETS
Cash and due from banks	$2,783	$3,786
Short-term investments	108,659	115,250
Total cash and cash equivalents	111,442	119,036
Investments in available-for-sale securities (at fair value)	—	5,003
Investments in held-to-maturity securities, at cost (fair values of $74,047 at June 30, 2024 and $70,590 at December 31, 2023)	80,458	76,979
Loans held-for-sale	624	—
Loans, net of allowance for credit losses of $9,025 at June 30, 2024 and $8,591 at December 31, 2023	1,102,886	1,039,789
Federal Home Loan Bank stock, at cost	9,600	9,892
Premises and equipment, net	3,663	3,754
Accrued interest receivable	4,211	3,766
Deferred tax asset, net	4,604	4,767
Bank-owned life insurance	14,706	14,472
Other assets	3,744	2,877
Total assets	$1,335,938	$1,280,335

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$77,801	$78,342
Interest-bearing	854,976	789,872
Total deposits	932,777	868,214
Federal Home Loan Bank advances	224,000	234,000
Other liabilities	12,697	13,220
Total liabilities	1,169,474	1,115,434

Shareholders' Equity:
Preferred Stock, par value $0.01; Authorized: 1,000,000 shares; Issued and outstanding: 0 shares and 0 shares, respectively	—	—
Common Stock, par value $0.01; Authorized: 30,000,000 shares; Issued and outstanding: 9,200,219 shares and 9,291,810 shares, respectively	92	93
Additional paid-in capital	86,974	87,431
Retained earnings	85,266	83,854
Accumulated other comprehensive income	556	129
Unallocated common shares held by the Employee Stock Ownership Plan	(6,424)	(6,606)
Total shareholders' equity	166,464	164,901
Total liabilities and shareholders' equity	$1,335,938	$1,280,335

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(unaudited)

(Dollars in thousands, except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest and dividend income:
Interest and fees on loans	$14,174	$12,122	$27,619	$23,049
Interest and dividends on securities	779	667	1,543	1,227
Interest on short term investments	1,433	862	2,917	1,437
Total interest and dividend income	16,386	13,651	32,079	25,713
Interest expense:
Interest on deposits	8,159	5,055	15,684	8,973
Interest on Federal Home Loan Bank advances	2,214	2,197	4,482	3,975
Total interest expense	10,373	7,252	20,166	12,948
Net interest and dividend income	6,013	6,399	11,913	12,765
Provision for credit losses	292	-	438	879
Net interest and dividend income after provision for credit losses	5,721	6,399	11,475	11,886
Noninterest income:
Customer service fees	143	130	284	251
Income from bank-owned life insurance	117	99	234	197
Net gain on sales of loans	19	5	54	5
Other income	10	6	22	17
Total noninterest income	289	240	594	470
Noninterest expense:
Salaries and employee benefits	3,130	2,823	6,441	5,709
Director compensation	209	119	416	240
Occupancy and equipment	263	248	538	452
Data processing	285	293	596	535
Computer software and licensing	75	71	160	128
Advertising and promotions	106	208	237	376
Professional fees	231	295	591	658
Federal Deposit Insurance Corporation deposit insurance	194	282	372	407
Other expense	454	372	824	702
Total noninterest expense	4,947	4,711	10,175	9,207
Income before income tax expense	1,063	1,928	1,894	3,149
Income tax expense	272	503	482	823
Net income	$791	$1,425	$1,412	$2,326
Share data:
Weighted average shares outstanding, basic	8,265,579	8,490,128	8,282,677	8,485,610
Weighted average shares outstanding, diluted	8,342,516	8,490,128	8,358,818	8,485,610
Basic earnings per share	$0.10	$0.17	$0.17	$0.27
Diluted earnings per share	$0.09	$0.17	$0.17	$0.27

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(unaudited)

(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income	$791	$1,425	$1,412	$2,326
Other comprehensive (loss) income, net of tax:
Net unrealized holding gain (loss) on securities available-for-sale	—	11	(3)	(1)
Net change in fair value of cash flow hedges	(26)	—	430	—

Other comprehensive (loss) income, net of tax	(26)	11	427	(1)

Comprehensive income	$765	$1,436	$1,839	$2,325

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Statements of Changes in Shareholders' Equity

(unaudited)

(in thousands except share data)

	Three months ended
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unallocated Common Stock Held by ESOP	Total
Balance at March 31, 2023	9,175,247	$92	$89,335	$80,300	$237	$(6,883)	$163,081
Net income	-	-	-	1,425	-	-	1,425
Other comprehensive income, net of tax	-	-	-	-	11	-	11
ESOP shares committed to be released (9,150 shares)	-	-	20	-	-	92	112
Balance at June 30, 2023	9,175,247	$92	$89,355	$81,725	$248	$(6,791)	$164,629

Balance at March 31, 2024	9,243,578	$92	$87,155	$84,475	$582	$(6,515)	$165,789
Net income	-	-	-	791	-	-	791
Other comprehensive loss, net of tax	-	-	-	-	(26)	-	(26)
ESOP shares committed to be released (9,125 shares)	-	-	22	-	-	91	113
Shares repurchased under share repurchase plan	(43,359)	-	(528)	-	-	-	(528)
Stock-based compensation	-	-	325	-	-	-	325
Balance at June 30, 2024	9,200,219	$92	$86,974	$85,266	$556	$(6,424)	$166,464

	Six months ended
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unallocated Common Stock Held by ESOP	Total
Balance at December 31, 2022	9,175,247	$92	$89,286	$80,076	$249	$(6,973)	$162,730
Cumulative Effect Accounting Adjustment for ASU 2016-13 Adoption	-	-	-	(677)	-	-	(677)
Net income	-	-	-	2,326	-	-	2,326
Other comprehensive loss, net of tax	-	-	-	-	(1)	-	(1)
ESOP shares committed to be released (18,200 shares)	-	-	69	-	-	182	251
Balance at June 30, 2023	9,175,247	$92	$89,355	$81,725	$248	$(6,791)	$164,629

Balance at December 31, 2023	9,291,810	$93	$87,431	$83,854	$129	$(6,606)	$164,901
Net income	-	-	-	1,412	-	-	1,412
Other comprehensive income, net of tax	-	-	-	-	427	-	427
ESOP shares committed to be released (18,250 shares)	-	-	50	-	-	182	232
Shares repurchased under share repurchase plan	(91,591)	(1)	(1,156)	-	-	-	(1,157)
Stock-based compensation	-	-	649	-	-	-	649
Balance at June 30, 2024	9,200,219	$92	$86,974	$85,266	$556	$(6,424)	$166,464

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$1,412	$2,326
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion) amortization of securities, net	(3)	24
Provision for credit losses	438	879
Change in deferred loan costs/fees	179	2
Gain on sales of loans, net	(54)	(5)
Proceeds from sales of loans	3,586	351
Loans originated for sale, net	(4,156)	(346)
Depreciation and amortization expense	151	140
Increase in accrued interest receivable	(445)	(406)
(Decrease) increase in accrued interest payable	(160)	1,146
Increase in bank-owned life insurance	(234)	(197)
Deferred income tax benefit	(5)	(49)
ESOP expense	232	251
Stock-based compensation expense	649	—
Increase in other assets	(90)	(1,321)
(Decrease) increase in other liabilities	(543)	593
Net cash provided by operating activities	957	3,388

Cash flows from investing activities:
Purchases of held-to-maturity securities	(8,874)	(2,437)
Proceeds from paydowns and maturities of held-to-maturity securities	5,398	2,742
Proceed from payments and maturities of available-for-sale securities	5,000	—
Purchase of interest-bearing time deposits	—	300
Purchase of Federal Home Loan Bank Stock	(536)	(3,204)
Redemption of Federal Home Loan Bank Stock	828	605
Loan originations and principal collections, net	(58,088)	(105,080)
Purchase of loans	(5,625)	(7,217)
Capital expenditures	(60)	(99)
Net cash used in investing activities	(61,957)	(114,390)

Cash flows from financing activities:
Net decrease in demand deposits, interest bearing checking, savings and money market accounts	(1,527)	(20,160)
Net increase in time deposits	66,090	88,978
Proceeds from long-term Federal Home Loan Bank advances	10,000	135,000
Repayments of long-term Federal Home Loan Bank advances	(45,000)	(20,000)
Net change in short-term Federal Home Loan Bank advances	25,000	(55,000)
Payments for shares repurchased under share repurchase plan	(1,157)	—
Net cash provided by financing activities	53,406	128,818

Net (decrease) increase in cash and cash equivalents	(7,594)	17,816
Cash and cash equivalents at beginning of year	119,036	62,050
Cash and cash equivalents at end of period	$111,442	$79,866

Supplemental disclosures:
Interest paid	$20,006	$11,802
Income taxes paid	727	1,524
Effect of the adoption of ASU 2016-13
Allowance for credit losses	—	182
Deferred income taxes	—	266
Other liabilities	—	761

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 - CONVERSION

Effective July 27, 2022, Everett Co-operative Bank (the "Bank") completed its conversion to a Massachusetts stock co-operative bank and became the wholly owned subsidiary of ECB Bancorp, Inc. (the “Company”). As part of the Bank’s conversion, the Company completed its initial public offering in which it sold 8,915,247 shares of common stock at a per share price of $10.00 for gross offering proceeds of $89.2 million. Additionally, the Company contributed 260,000 shares and $600,000 in cash to the Everett Co-operative Bank Charitable Foundation (the “Foundation”).

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2024 and the results of operations and cash flows for the interim periods ended June 30, 2024 and 2023. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 and accompanying notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

RECENT ACCOUNTING STANDARDS

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments require that public business entities on an annual basis disclose specific categories in the rate reconciliation. ASU 2023-09 also requires entities to provide additional information for reconciling items that meet a quantitative threshold. As an emerging growth company, the amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2025 with early adoption permitted. ASU 2023-09 is not expected to have a significant impact on the company's consolidated financial statements.

NOTE 3 – INVESTMENTS IN SECURITIES

Held to Maturity Securities

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The following tables summarize the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses of held to maturity securities at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Held-to-maturity:	Cost	Gains	Losses	Losses	Value
		(in thousands)
June 30, 2024
Debt securities issued by U.S. government-sponsored enterprises	$10,234	$—	$(305)	$—	$9,929
Agency mortgage-backed securities	46,922	2	(5,505)	—	41,419
Corporate bonds	17,902	134	(735)	—	17,301
U.S. Treasury securities	5,400	—	(2)	—	5,398
Total held-to-maturity securities	$80,458	$136	$(6,547)	$—	$74,047

December 31, 2023
Debt securities issued by U.S. government-sponsored enterprises	$10,225	$—	$(381)	$—	$9,844
Agency mortgage-backed securities	49,445	36	(5,235)	—	44,246
Corporate bonds	14,408	—	(779)	—	13,629
U.S. Treasury securities	2,901	—	(30)	—	2,871
Total held-to-maturity securities	$76,979	$36	$(6,425)	$—	$70,590

The Company measures expected credit losses on held to maturity securities on a collective basis by major security type. Management classifies the held-to maturity portfolio into the following major security types: U.S. Government Sponsored Enterprises, U.S. Treasury, Agency Mortgage-Backed Securities, and Corporate Bonds.

Substantially all held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three and six months ended June 30, 2024 and 2023. The Company's investments in corporate bonds are deemed “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery. The Company does not expect to suffer a credit loss as of June 30, 2024 and December 31, 2023. Excluded from the table above is accrued interest on held to maturity securities of $393,000 and $310,000 at June 30, 2024 and December 31, 2023, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities for the three and six months ended June 30, 2024 and 2023. No securities held by the Company were delinquent on contractual payments at June 30, 2024 and December 31, 2023, nor were any securities placed on non-accrual status for the three and six months ended June 30, 2024 and 2023.

The actual maturities of certain held-to-maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of held-to-maturity securities as of June 30, 2024 is presented below:

	Held-to-maturity
	Amortized	Fair
	Cost	Value

Within 1 year	$8,582	$8,536
After 1 year through 5 years	26,317	25,382
After 5 years through 10 years	6,380	6,303
After 10 years	39,179	33,826
Total	$80,458	$74,047

Available-for-Sale Securities

The Company had no available-for-sale securities at June 30, 2024. The following tables summarize the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses of available-for-sale securities at December 31, 2023:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Available-for-sale	Cost	Gains	Losses	Losses	Value
		(in thousands)
December 31, 2023
Debt securities
Corporate bonds	$5,000	$4	$(1)	$—	$5,003
Total available-for-sale securities	$5,000	$4	$(1)	$—	$5,003

The Company's available-for-sale securities are carried at fair value. For available-for-sale securities in an unrealized loss position, management will first evaluate whether there is intent to sell, or if it is more likely than not that the Company will be required to sell a security prior to anticipated recovery of its amortized cost basis. If either of these criteria are met, the Company will record a write-down of the security's amortized cost basis to fair value through income. For those available-for-sale securities which do not meet the intent or requirement to sell criteria, management will evaluate whether the decline in fair value is a result of credit related matters or other factors. In performing this assessment, Management considers the creditworthiness of the issuer including whether the security is guaranteed by the U.S. Federal Government or other government agency, the extent to which fair value is less than amortized cost, and changes in credit rating during the period, among other factors. If this assessment indicates the existence of credit losses, the security will be written down to fair value, as determined by a discounted cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and is recognized in earnings. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the uncollectibility of a security is confirmed, or when either of the aforementioned criteria surrounding intent or requirement to sell have been met.

The Company did not record a provision for estimated credit losses on any available-for-sale securities for the three and six months ended June 30, 2024 and 2023. Excluded from the table above is accrued interest on available-for-sale securities of $58,000 at December 31, 2023, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on available-for-sale securities for the three and six months ended June 30, 2024 and 2023. No securities held by the Company were delinquent on contractual payments at December 31, 2023, nor were any securities placed on non-accrual status for the three and six months ended June 30, 2023.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of securities during the three and six months ended June 30, 2024 and 2023.

Held to Maturity and Available-for-Sale Securities

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and have no allowance for credit losses, are as follows as of June 30, 2024 and December 31, 2023:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(in thousands)
June 30, 2024
Held to Maturity:
Debt securities issued by U.S. government-sponsored enterprises	$-	$-	$9,929	$(305)	$9,929	$(305)
Agency mortgage-backed securities	5,154	(46)	36,141	(5,460)	41,295	(5,505)
Corporate bonds	-	-	10,823	(734)	10,823	(735)
U.S. Treasury securities	5,398	(2)	-	-	5,398	(2)
Total temporarily impaired securities	$10,552	$(48)	$56,893	$(6,499)	$67,445	$(6,547)

December 31, 2023
Held to Maturity:
Debt securities issued by U.S. government-sponsored enterprises	$2,740	$(7)	$7,104	$(374)	$9,844	$(381)
Agency mortgage-backed securities	-	-	38,717	(5,235)	38,717	(5,235)
Corporate bonds	2,821	(11)	10,808	(768)	13,629	(779)
U.S. Treasury securities	-	-	2,871	(30)	2,871	(30)
Total temporarily impaired securities	$5,561	$(18)	$59,500	$(6,407)	$65,061	$(6,425)

Available for Sale:
Corporate bonds	$2,500	$(1)	$-	$-	$2,500	$(1)
Total temporarily impaired securities	$2,500	$(1)	$-	$-	$2,500	$(1)

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At June 30, 2024, four debt securities issued by U.S. government-sponsored enterprises, 50 mortgage-backed securities, seven corporate bonds and three U.S. treasury securities had unrealized losses with aggregate depreciation of 3.0%, 11.8%, 6.4% and 0.1%, respectively, from the Company’s amortized cost basis. These unrealized losses relate to changes in market interest rates since acquiring the securities. As management has the intent and ability to hold debt securities until maturity or cost recovery, no allowance for credit losses on securities is deemed necessary as of June 30, 2024.

The carrying value of securities pledged to secure advances from the Federal Home Loan Bank of Boston (“FHLBB”) was $57.2 million and $62.6 million as of June 30, 2024 and December 31, 2023, respectively.

The carrying value of securities pledged to secure advances from the Federal Reserve Bank (“FRB”) was $16.0 million and $0 million as of June 30, 2024 and December 31, 2023, respectively.

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

Allowance for Credit Losses - Loans Held for Investment

The allowance for credit losses is established based upon the Company's current estimate of expected lifetime credit losses on loans measured at amortized cost. Credit losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. Subsequent recoveries, if any, are credited to the allowance. Under the current expected credit loss (CECL) methodology, the Company estimates credit losses for financial assets on a collective basis for loans sharing similar risk characteristics. The Company has elected to segment its loans based on Federal Call codes used for reporting loans to the Federal Deposit Insurance Corporation as part of the Call Report process. These segments are collectively evaluated for expected credit losses using a quantitative Discounted Cash Flow ("DCF") model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The Company has elected to use this approach because DCF models allow for effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner and peer data is available for certain inputs such as the probability of default and the loss given default. The quantitative model utilizes a loss factor based approach to estimate expected credit losses, which are derived from internal historical and industry peer loss experience. The model estimates expected credit losses using loan level data over the estimated life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the historical long-run average using the straight-line reversion method. Management periodically evaluates a reasonable and supportable period and a reversion period to be appropriate for purposes of estimating expected credit losses. The qualitative risk factors impacting the expected risk of loss within the portfolio include the following:

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

Loans consisted of the following as of the dates indicated:

	At June 30,		At December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$418,271	37.6%	$410,131	39.1%
Multi-family	316,170	28.4%	287,361	27.4%
Commercial	210,948	19.0%	196,365	18.7%
Home equity lines of credit and loans	38,017	3.4%	33,357	3.2%
Construction	114,583	10.3%	112,000	10.7%
Other loans:
Commercial	14,184	1.3%	9,219	0.9%
Consumer	143	0.0%	173	0.0%
Total loans, gross	1,112,316	100.0%	1,048,606	100.0%
Less:
Net deferred loan fees	(405)		(226)
Allowance for credit losses	(9,025)		(8,591)
Total loans, net	$1,102,886		$1,039,789

The carrying value of loans pledged to secure advances from the FHLBB were $670.9 million and $553.0 million as of June 30, 2024 and December 31, 2023, respectively.

The following tables set forth information regarding the allowance for credit losses on loans as of and for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30, 2024
	(in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance(1)
Real estate loans:
One-to-four family residential	$3,511	$-	$-	$93	$3,604
Multi-family	1,283	-	-	21	1,304
Commercial	1,672	-	-	68	1,740
Home equity lines of credit and loans	319	-	-	44	363
Construction	1,681	-	-	133	1,814
Other loans:
Commercial	203	-	-	(4)	199
Consumer	1	(3)	-	3	1
Total	$8,670	$(3)	$-	$358	$9,025

	For the six months ended June 30, 2024
	(in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance(1)
Real estate loans:
One-to-four family residential	$3,555	$-	$-	$49	$3,604
Multi-family	1,190	-	-	114	1,304
Commercial	1,636	-	-	104	1,740
Home equity lines of credit and loans	321	-	-	42	363
Construction	1,757	-	-	57	1,814
Other loans:					-
Commercial	131	-	-	68	199
Consumer	1	(3)	-	3	1
Total	$8,591	$(3)	$-	$437	$9,025

	For the three months ended June 30, 2023
	(in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance(1)
Real estate loans:
One-to-four family residential	$1,961	$-	$-	$19	$1,980
Multi-family	2,075	-	-	75	2,150
Commercial	2,330	-	-	18	2,348
Home equity lines of credit and loans	186	-	-	17	203
Construction	1,491	-	-	79	1,570
Other loans:
Commercial	213	-	-	5	218
Consumer	1	-	-	-	1
Total	$8,257	$-	$-	213	$8,470

	For the six months ended June 30, 2023
	(in thousands)
	Beginning Balance	Cumulative effect accounting adjustment(2)	Charge-offs	Recoveries	Provision	Ending Balance(1)
Real estate loans:
One-to-four family residential	$1,703	$130	$-	$-	$147	$1,980
Multi-family	1,839	77	-	-	234	2,150
Commercial	1,797	145	-	-	406	2,348
Home equity lines of credit and loans	194	(20)	-	-	29	203
Construction	1,286	136	-	-	148	1,570
Other loans:
Commercial	60	34	-	-	124	218
Consumer	1	-	-	-	-	1
Unallocated	320	(320)	-	-	-	-
Total	$7,200	$182	$-	$-	$1,088	$8,470

(1) Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $3.6 million and $2.7 million as of June 30, 2024 and June 30, 2023.

(2) Represents an adjustment needed to reflect the cumulative day one impact pursuant to the Company's adoption of Accounting Standards Update 2016-13. The adjustment for the six months ended June 30, 2023 represents a $182,000 increase to the allowance for credit losses attributable to the change in accounting methodology for estimating the allowance for credit losses on loans resulting from the Company's adoption of the standard.

The following tables show the age analysis of past due loans as of the dates indicated:

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more and accruing	Loans on Non-accrual
	(in thousands)
As of June 30, 2024
Real estate loans:
One-to-four family residential	$2,178	$—	$—	$2,178	$416,093	$418,271	$—	$1,174
Multi-family	—	—	—	—	316,170	316,170	—	—
Commercial	—	—	—	—	210,948	210,948	—	—
Home equity lines of credit and loans	449	12	—	461	37,556	38,017	—	20
Construction	—	—	—	—	114,583	114,583	—	—

Other loans:
Commercial	—	—	—	—	14,184	14,184	—	—
Consumer	—	—	3	3	140	143	—	3
	$2,627	$12	$3	$2,642	$1,109,674	$1,112,316	$—	$1,197

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more and accruing	Loans on Non-accrual
	(in thousands)
As of December 31, 2023
Real estate loans:
One-to-four family residential	$722	$225	$809	$1,756	$408,375	$410,131	$—	$1,191
Multi-family	—	—	—	—	287,361	287,361	—	—
Commercial	—	—	—	—	196,365	196,365	—	—
Home equity lines of credit and loans	360	—	8	368	32,989	33,357	—	22
Construction	—	—	—	—	112,000	112,000	—	—

Other loans:
Commercial	—	—	—	—	9,219	9,219	—	—
Consumer	1	—	—	1	172	173	—	—
	$1,083	$225	$817	$2,125	$1,046,481	$1,048,606	$—	$1,213

During the three months ended June 30, 2024 and 2023, interest income recognized on nonaccrual loans amounted to $17,000 and $14,000, respectively. During the six months ended June 30, 2024 and 2023, interest income recognized on nonaccrual loans amounted to $35,000 and $14,000, respectively. The following tables show information regarding nonaccrual loans as of the dates indicated:

	As of June 30, 2024
	With an Allowance for Credit Losses	Without an Allowance for Credit Losses	Total
	(in thousands)

Real estate loans:
One-to-four family residential	$—	$1,174	$1,174
Home equity lines of credit and loans	—	20	20
Consumer	—	3	3
Total nonaccrual loans	$—	$1,197	$1,197

	As of December 31, 2023
	With an Allowance for Credit Losses	Without an Allowance for Credit Losses	Total
	(in thousands)

Real estate loans:
One-to-four family residential	$—	$1,191	$1,191
Home equity lines of credit and loans	—	22	22
Total nonaccrual loans	$—	$1,213	$1,213

Credit Quality Information

During the second quarter of 2024, the Company expanded its internal loan risk rating system from a seven grade system to a ten grade system. The new loan rating system for multi-family and commercial real estate, construction, commercial loans and certain residential and home equity lines of credit is as follows:

Loans rated 1 – 6: Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 7: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 8: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Bank will sustain some loss if the weakness is not corrected.

Loans rated 9: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 10: Loans in this category are considered uncollectible (loss) and of such little value that their continuance as loans is not warranted.

The rating system as of December 31, 2023 was as follows:

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial loans with aggregate potential outstanding balances of $500,000 or more, and all commercial real estate loans (including multi-family and construction loans as well as residential and home equity line of credit loans to commercial borrowers) with aggregate potential outstanding balances of $2.0 million or more. For loans that are not formally rated, the Company initially assesses credit quality based upon the borrower’s ability to pay and subsequently monitors these loans based on the borrower’s payment activity.

The following tables detail the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of June 30, 2024 and December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
	2024	2023	2022	2021	2020	Prior
As of June 30, 2024	(in thousands)
One-to-four family residential
Pass	$2,455	$10,326	$37,190	$15,328	$4,395	$12,423	$—	$—	$82,117
Special Mention	—	—	—	—	796	443	—	—	1,239
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	15,893	48,023	86,757	71,230	50,255	62,757	—	—	334,915
Total	$18,348	$58,349	$123,947	$86,558	$55,446	$75,623	$—	$—	$418,271

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$10,396	$48,687	$199,166	$36,370	$8,751	$8,954	$3,846	$—	$316,170
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$10,396	$48,687	$199,166	$36,370	$8,751	$8,954	$3,846	$—	$316,170

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$18,058	$39,467	$72,209	$26,003	$15,729	$33,145	$6,337	$—	210,948
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$18,058	$39,467	$72,209	$26,003	$15,729	$33,145	$6,337	$—	$210,948

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$200	$325	$—	$—	$—	$—	$5,857	$—	$6,382
Special Mention	—	—	—	—	—	12	8	—	20
Substandard	—	—	—	—	—	—	99	—	99
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	127	398	34	9	—	79	30,306	563	31,516
Total	$327	$723	$34	$9	$—	$91	$36,270	$563	$38,017

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$14,244	$38,477	$51,316	$4,328	$—	$2,988	$—	$—	$111,353
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	350	2,880	—	—	—	—	—	—	3,230
Total	$14,594	$41,357	$51,316	$4,328	$—	$2,988	$—	$—	$114,583

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$4,500	$4,428	$2,917	$422	$25	$206	$1,686	$—	$14,184
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$4,500	$4,428	$2,917	$422	$25	$206	$1,686	$—	$14,184

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	19	33	43	—	10	38	—	143
Total	$—	$19	$33	$43	$—	$10	$38	$—	$143

Current-period gross charge-offs	$3	$—	$—	$—	$—	$—	$—	$—	$3

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
	2023	2022	2021	2020	2019	Prior
As of December 31, 2023	(in thousands)
One-to-four family residential
Pass	$9,689	$36,662	$15,529	$4,476	$4,230	$9,224	$—	$—	$79,810
Special Mention	—	—	—	809	—	451	—	—	1,260
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	48,688	90,827	72,463	51,035	7,129	58,919	—	—	329,061
Total	$58,377	$127,489	$87,992	$56,320	$11,359	$68,594	$—	$—	$410,131

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$45,188	$194,999	$26,820	$8,873	$—	$9,798	$1,683	$—	$287,361
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$45,188	$194,999	$26,820	$8,873	$—	$9,798	$1,683	$—	$287,361

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$43,639	$72,671	$24,138	$16,407	$4,054	$31,132	$4,324	$—	$196,365
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$43,639	$72,671	$24,138	$16,407	$4,054	$31,132	$4,324	$—	$196,365

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$326	$—	$—	$—	$—	$—	$4,986	$—	$5,312
Special Mention	—	—	—	—	—	14	8	—	22
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	410	36	12	—	65	22	26,970	508	28,023
Total	$736	$36	$12	$—	$65	$36	$31,964	$508	$33,357

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$33,707	$55,170	$17,228	$—	$786	$2,988	$—	$—	$109,879
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	2,121	—	—	—	—	—	—	—	2,121
Total	$35,828	$55,170	$17,228	$—	$786	$2,988	$—	$—	$112,000

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$4,444	$3,349	$428	$35	$89	$154	$655	$—	$9,154
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	65	—	—	—	—	—	65
Total	$4,444	$3,349	$493	$35	$89	$154	$655	$—	$9,219

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	31	38	45	—	—	13	46	—	173
Total	$31	$38	$45	$—	$—	$13	$46	$—	$173

Current-period gross charge-offs	$2	$—	$—	$—	$—	$—	$—	$—	$2

(1) Non-accrual loans that were not formally rated amounted to $3,000 as of June 30, 2024 . All loans not formally rated were accruing as of December 31, 2023.
At June 30, 2024 and December 31, 2023, the Company had no consumer mortgage loans secured by residential real estate property in the process of foreclosure.

For the three and six months ended June 30, 2024 and 2023, the Company did not provide loan restructurings involving borrowers that are experiencing financial difficulty.
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

Total expense related to the 401(k) plan for the three and six months ended June 30, 2024 amounted to $120,000 and $243,000, respectively. Total expense related to the 401(k) plan for the three and six months ended June 30, 2023 amounted to $116,000 and $231,000, respectively.

Employee Incentive Plan

The Company provides an employee incentive plan which is approved annually by the Board of Directors, based on various factors. The employee incentive plan expense for the three and six months ended June 30, 2024 amounted to $333,000 and $687,000, respectively. The employee incentive plan expense for the three and six months ended June 30, 2023 amounted to $360,000 and $714,000, respectively.

Supplemental Executive Retirement Plan (SERP)

The Company formed a SERP for certain executive officers. The SERP provides nonfunded retirement benefits designed to supplement benefits available through the Bank’s other retirement plans for employees.

The liability for the SERP amounted to $1,078,000 and $1,106,000 as of June 30, 2024 and December 31, 2023, respectively. The expense for the three and six months ended June 30, 2024 amounted to $12,000 and $25,000, respectively. The benefit for the three and six months ended June 30, 2023 amounted to $20,000 and $39,000, respectively.

Director Fee Continuation Plan (DFCP)

Effective January 1, 2017, the Company established a Director Fee Continuation Plan which provides supplemental retirement benefits for directors. Under the DFCP, individuals who are directors as of the effective date of the DFCP are 100% vested in their benefits. Individuals who become directors after the effective date shall be fully vested in their accounts after having served on the Board of Directors for twelve years. The expense for the three and six months ended June 30, 2024 amounted to $28,000 and $56,000, respectively. The expense for the three and six months ended June 30, 2023 amounted to $22,000 and $44,000, respectively.

Supplemental Executive Retirement Agreement

On January 1, 2018, the Company entered into a supplemental executive retirement agreement with a named executive officer whereby the Company is obligated to provide post-retirement salary continuation benefits equal to 60% of the executive officer’s final average compensation, as defined. Benefits are 100% vested, commence upon retirement, and are payable based on a ten-year certain and life annuity. The liability amounted to $3,293,000 and $3,200,000 as of June 30, 2024 and December 31, 2023, respectively. The expense recognized for the three and six months ended June 30, 2024 amounted to $47,000 and $93,000, respectively. The expense recognized for the three and six months ended June 30, 2023 amounted to $30,000 and $59,000, respectively.

Executive Deferred Compensation Plans

In 2021 and 2023, the Company entered into deferred compensation plans with two named executive officers that allow the Company to make contributions to an account for the executive officers each year, as of January 1, based on the prior year’s performance and the Company's intent is that the contribution equal 10% of the executive officers' salaries and bonuses. The Company may make other contributions to the deferred compensation plans, at its discretion, at other times during the year. The expense recognized under the deferred compensation plans for the three and six months ended June 30, 2024 amounted to $23,000 and $47,000, respectively. The expense recognized under the deferred compensation plans for the three and six months ended June 30, 2023 amounted to $11,000 and $22,000, respectively.

Deferred Compensation Plan for Directors

The Company maintains the Everett Co-operative Bank Deferred Compensation Plan for Directors (the “Director Deferred Compensation Plan”) to allow for certain tax planning opportunities and additional retirement income for directors of the Company. All non-employee directors are eligible to participate in the Director Deferred Compensation Plan. Under the Director Deferred Compensation Plan, directors may elect to defer the receipt of up to 100% of their director fees. Participants are always 100% vested in their deferred fees and any interest credited to those deferrals. Earnings are credited to a participant’s deferrals each year and are indexed to the highest certificate of deposit rate offered by the Bank on January 1st of each year. The liability for the Director Deferred Compensation Plan amounted to $701,000 and $698,000 as of June 30, 2024 and December 31, 2023, respectively.

Employment and Change in Control Agreements

The Company entered into Change in Control agreements with certain executive officers, which provide severance payments in the event of the executive’s involuntary or constructive termination of employment, including upon a termination following a change in control as defined in the agreements.

Survivor Benefit Plan

The Company entered into Survivor Benefit Plan Participation Agreements with a group of employees whereby the Company is obligated to provide up to two years of recognized compensation, as defined, to the beneficiary if the participant dies while employed by the Company. There was no expense recorded during the three and six months ended June 30, 2024 and 2023.

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

The Company accounts for its ESOP in accordance with FASB ASC 718-40, Compensation – Stock Compensation. Under this guidance, unreleased shares are deducted from shareholders’ equity as unallocated common shares held by the ESOP in the accompanying consolidated balance sheets. The Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the difference will be credited or debited to shareholders' equity. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s consolidated balance sheets.

Total compensation expense recognized in connection with the ESOP was $113,000 and $232,000 for the three and six months ended June 30, 2024, respectively. Total compensation expense recognized in connection with the ESOP was $112,000 and $251,000 for the three and six months ended June 30, 2023, respectively. The following table presents share information held by the ESOP:

	As of June 30, 2024	As of December 31, 2023
	(Dollars in thousands)

Allocated shares	70,438	72,017
Shares committed to be released	18,250	-
Unallocated shares	642,368	660,618
Total shares	731,056	732,635
Fair value of unallocated shares	$8,017	$8,297

NOTE 6 - STOCK-BASED COMPENSATION

On September 7, 2023, the Company adopted the ECB Bancorp, Inc. 2023 Equity Incentive Plan ("2023 Equity Plan”). The 2023 Equity Plan provides 1,248,133 shares of common stock for equity based compensation awards including restricted stock awards, restricted stock units, stock options, and incentive stock options.

The Company did not grant any stock options during the three and six months ended June 30, 2024 and 2023. There were no stock options exercised, vested, forfeited or expired during the three and six months ended June 30, 2024 and 2023.

The Company did not grant any restricted stock awards during the three and six months ended June 30, 2024 and 2023. There were no restricted stock awards vested or forfeited during the three and six months ended June 30, 2024 and 2023.

The following table represents the compensation expense and income tax benefits recognized for stock options and restricted stock awards for the periods indicated:

	Three months ended	Six months ended
	June 30, 2024
	(in thousands)
Stock-based compensation expense
Stock options	$165	$329
Restricted stock awards	160	320
Total stock-based compensation expense	$325	$649
Related tax benefits recognized in earnings	$71	$140

There was no stock-based compensation expense or related income tax benefits recognized for the three and six months ended June 30, 2023.

The following table sets forth the total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized as of the periods indicated:

	June 30, 2024		December 31, 2023
	Amount	Weighted average period	Amount	Weighted average period
	(Dollars in thousands)
Stock options	$2,833	4.30	$3,162	4.80
Restricted stock awards	2,761	4.30	3,081	4.80
Total	$5,594		$6,243

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2024 and December 31, 2023.

The Company’s investment in debt instruments available for sale are generally classified within Level 2 of the fair value hierarchy. For those securities, the Bank obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that considers standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

The fair value of loans held for sale was estimated based on quoted market prices and when not available, comparable market value or discounted cash flow analysis may be utilized. These assets were classified as Level 2 given the use of observable inputs.

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

As of June 30, 2024 and December 31, 2023, the following summarizes assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
		Markets for	Observable	Inputs
		Identical Assets	Inputs	Level 3
		Level 1	Level 2
		(in thousands)
June 30, 2024
Assets:
Derivative instruments	$777	$—	$777	$—
Loans held for sale	624	—	624	—
Total assets measured on a recurring basis	$1,401	$—	$1,401	$—

Liabilities:
Derivative instruments	$179	$—	$179	$—
Total liabilities measured on a recurring basis	$179	$—	$179	$—

December 31, 2023
Assets:
Available-for-sale securities
Corporate bonds	$5,003	$—	$5,003	$—
Total assets measured on a recurring basis	$5,003	$—	$5,003	$—

Under certain circumstances, the Company makes adjustments to its assets and liabilities although they are not measured at fair value on an ongoing basis.

As of June 30, 2024 and December 31, 2023, the Bank had no assets or liabilities for which a nonrecurring change in fair value had been recorded.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At June 30, 2024 and December 31, 2023, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

The following table represents the fair value of financial instruments that are not measured at fair value at June 30, 2024 and December 31, 2023.

	June 30, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$111,442	$111,442	$111,442	$-	$-
Held-to-maturity securities	80,458	74,047	-	74,047	-
Federal Home Loan Bank stock	9,600	9,600	-	9,600	-
Loans, net	1,102,886	1,014,170	-	-	1,014,170
Accrued interest receivable	4,211	4,211	4,211	-	-

Financial liabilities:
Deposits, other than certificates of deposit	$368,184	$368,184	$-	$368,184	$-
Certificates of deposit	564,593	560,485	-	560,485	-
Federal Home Loan Bank advances	224,000	220,922	-	220,922	-
Accrued interest payable	2,351	2,351	2,351	-	-

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$119,036	$119,036	$119,036	$-	$-
Held-to-maturity securities	76,979	70,590	-	70,590	-
Federal Home Loan Bank stock	9,892	9,892	-	9,892	-
Loans, net	1,039,789	952,867	-	-	952,867
Accrued interest receivable	3,766	3,766	3,766	-	-

Financial liabilities:
Deposits, other than certificates of deposit	$369,711	$369,711	$-	$369,711	$-
Certificates of deposit	498,503	495,551	-	495,551	-
Federal Home Loan Bank advances	234,000	233,878	-	233,878	-
Accrued interest payable	2,191	2,191	2,191	-	-

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

Amounts of financial instruments whose contract amounts represent off-balance sheet credit risk are as follows as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in thousands)

Commitments to originate loans	$34,251	$22,701
Commitments to purchase loans	-	415
Unadvanced funds on lines of credit	76,730	78,378
Unadvanced funds on construction loans	49,763	53,013
Letters of credit	50	-
	$160,794	$154,507

The Bank accrues for credit losses related to off-balance sheet financial instruments. Potential losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for credit losses, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $757,000 and $756,000 as of June 30, 2024 and December 31, 2023, respectively. For the three months ended June 30, 2024, a benefit of $67,000 was recorded to reflect a reduction in allowance for off-balance sheet commitments. For the six months ended June 30, 2024, provision expense of $1,000 was recorded for off-balance sheet commitments. For the three and six months ended June 30, 2023, a benefit was recorded for off-balance sheet commitments for $213,000 and $209,000, respectively. The provision and benefit for off-balance sheet commitments are recorded with provision for credit losses on the consolidated statements of income.

NOTE 9 – OTHER COMPREHENSIVE (LOSS) INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive (loss) income and related tax effects are as follows for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) on available-for-sale securities	$—	$15	$(3)	$(1)
Reclassification adjustment for realized gains in net income	—	—	—	—
Total	—	15	(3)	(1)
Income tax expense	—	(4)	—	—
Net-of-tax amount	—	11	(3)	(1)

Net change in fair value of cash flow hedges
Change in fair value of cash flow hedges	$192	$—	$976	$—
Reclassification adjustment for cash flow hedge gains into net income	(227)	—	(378)	—
Total	(35)	—	598	—
Income expense benefit (expense)	9	—	(168)	—
Net-of-tax amount	(26)	—	430	—

Other comprehensive (loss) income, net of tax	$(26)	$11	$427	$(1)

Accumulated other comprehensive income as of June 30, 2024 and December 31, 2023 consists of unrecognized benefit costs, net of taxes, unrealized holding gains on securities available for sale, net of tax, and fair value of cash flow hedges, net of tax as follows:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Net unrealized holding gains on securities available-for-sale, net of tax	$—	$3
Unrecognized SERP gain, net of tax	56	56
Unrecognized DFCP gain, net of tax	70	70
Fair value of cash flow hedges, net of tax	430	—

Accumulated other comprehensive income	$556	$129

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

Management believes, as of June 30, 2024, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2024, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of the dates indicated:

			Minimum For Capital		Minimum To Be Well
			Adequacy Purposes		Capitalized Under
			Plus Capital		Prompt Corrective
	Actual		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of June 30, 2024
Total Capital (to Risk Weighted Assets)	$151,645	16.94%	$93,981	10.50%	$89,506	10.00%
Tier 1 Capital (to Risk Weighted Assets)	141,863	15.85%	76,080	8.50%	71,605	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	141,863	15.85%	62,654	7.00%	58,179	6.50%
Tier 1 Capital (to Average Assets)	141,863	10.78%	52,634	4.00%	65,792	5.00%

As of December 31, 2023
Total Capital (to Risk Weighted Assets)	$149,014	17.30%	$90,440	10.50%	$86,133	10.00%
Tier 1 Capital (to Risk Weighted Assets)	139,667	16.22%	73,213	8.50%	68,907	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	139,667	16.22%	60,293	7.00%	55,987	6.50%
Tier 1 Capital (to Average Assets)	139,667	11.31%	49,406	4.00%	61,758	5.00%

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

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
Net income allocated to common stock	$791	$1,425	$1,412	$2,326

Weighted-average common shares outstanding used to calculate basic earnings per common share	8,265,579	8,490,128	8,282,677	8,485,610
Add: Dilutive effect of restricted stock awards	76,937	—	76,141	—
Weighted-average common shares outstanding used to calculate diluted earnings per common share	8,342,516	8,490,128	8,358,818	8,485,610

Earnings per common share
Basic	$0.10	$0.17	$0.17	$0.27
Diluted	$0.09	$0.17	$0.17	$0.27

For the three and six months ended June 30, 2024, the shares that were anti-dilutive, and therefore excluded from the calculation of diluted earnings per share, included options to purchase 763,969 shares of common stock. For the three and six months ended June 30, 2023, there were no anti-dilutive shares.

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

Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives that are designated as and that qualify as cash flow hedges are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a quantitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially, and continue to be, highly effective at June 30, 2024.

The following table reflects the Company's derivative position at the date indicated below for the interest rate swaps:

As of June 30, 2024
(Dollars in thousands)
Notional amount	$60,000
Weighted-average pay rate	3.80%
Weighted-average receive rate	5.35%
Weighted-average maturity in years	4.25

The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of June 30, 2024:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$777	Other liabilities	$179
Total		$777		$179

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $663,000 to be reclassified as a decrease to interest expense from OCI related to the Company’s cash flow hedges in the twelve months following June 30, 2024. This reclassification is due to anticipated payments that will be received on the swaps based upon the forward curve at June 30, 2024.

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 4.8 years.

The pre-tax effects of cash flow hedges on accumulated other comprehensive income and current earnings for the period indicated are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2024
	(in thousands)
Interest rate swaps
Amount of (loss) gain recognized in OCI on derivatives	$(35)	$598
Gain reclassified from OCI into interest expense	$227	$378

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty not secured by variation margin plus any initial margin collateral posted. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. As of June 30, 2024, the Company has pledged cash collateral to a derivative counterparty totaling $870,000. As of June 30, 2024, the Company has received cash collateral from a derivative counterparty totaling $710,000. The Company may need to post additional collateral or may receive additional collateral in the future in proportion to potential changes in the overall unrealized gain or loss position.

The Company had no derivatives as of December 31, 2023. There was no OCI or interest expense related to cash flow hedges recognized for the three and six months ended June 30, 2023.

NOTE 13 - SUBSEQUENT EVENTS

Management has reviewed events occurring through August 9, 2024, the date the unaudited consolidated financial statements were issued and determined that no subsequent events occurred requiring adjustment to or disclosure in these unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2024 and 2023 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

The Company estimates credit losses on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. Management's judgment is required for the selection and application of these factors which are derived from historical loss experience as well as assumptions surrounding expected future losses and economic forecasts.

Loans that no longer share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that are individually assessed, the Company uses either a discounted cash flow (“DCF”) approach or a fair value of collateral approach. The latter approach is used for loans deemed to be collateral dependent or when foreclosure is probable. Changes in these judgments and assumptions could be due to a number of circumstances which may have a direct impact on the provision for credit losses and may result in changes to the amount of allowance. The allowance for credit losses is increased by the provision for credit losses and by recoveries of loans previously charged off. Credit losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan.

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

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Total Assets. Total assets increased $55.6 million, or 4.3%, to $1.34 billion at June 30, 2024 from $1.28 billion at December 31, 2023. The increase was primarily the result of increases in loans.

Cash and Cash Equivalents. Cash and cash equivalents decreased $7.6 million, or 6.4%, to $111.4 million at June 30, 2024 from $119.0 million at December 31, 2023. Cash and cash equivalents decreased primarily due to the deployment of these funds into loans.

Investment Securities Available for Sale. Investment securities available for sale decreased $5.0 million, or 100.0%, to $0 as of June 30, 2024 from $5.0 million as of December 31, 2023 due to maturities. No securities were sold during the six months ended June 30, 2024.

Investment Securities Held to Maturity. Investment securities held to maturity increased $3.5 million, or 4.5%, to $80.5 million as of June 30, 2024 from $77.0 million as of December 31, 2023 due to purchases of investment securities.

Loans. Gross loans increased $63.7 million, or 6.1%, to $1.11 billion at June 30, 2024 from $1.05 billion at December 31, 2023.

•
Multi-family real estate loans increased $28.8 million, or 10.0%, to $316.2 million at June 30, 2024 from $287.4 million at December 31, 2023.
•
Commercial real estate loans increased $14.5 million, or 7.4%, to $210.9 million at June 30, 2024 from $196.4 million at December 31, 2023.
•
Residential real estate loans increased $8.2 million, or 2.0%, to $418.3 million at June 30, 2024 from $410.1 million at December 31, 2023.
•
Commercial loans increased $5.0 million, or 53.9%, to $14.2 million at June 30, 2024 from $9.2 million at December 31, 2023.
•
Home equity lines of credit increased $4.6 million, or 14.0%, to $38.0 million at June 30, 2024 from $33.4 million at December 31, 2023.
•
Construction loans increased $2.6 million, or 2.3%, to $114.6 million at June 30, 2024 from $112.0 million at December 31, 2023.

Federal Home Loan Bank stock. The Federal Home Loan Bank (FHLB) is a cooperative bank that provides services to its member banking institutions. The primary reason for our membership in the FHLB is to gain access to a reliable source of wholesale funding and as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. We purchase and/or are subject to redemption of FHLB stock proportional to the volume of funding received and view the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. We held an investment in FHLB stock of $9.6 million and $9.9 million at June 30, 2024 and December 31, 2023, respectively. Accordingly, the decrease in the FHLB stock is due to decreased borrowings.

Bank-owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Bank-owned life insurance increased $234,000, or 1.6%, to $14.7 million at June 30, 2024 from $14.5 million at December 31, 2023. The increase was due to an increase of $234,000 in the cash surrender value of our bank-owned life insurance portfolio during the six months ended June 30, 2024.

Deposits. Deposits increased $64.6 million, or 7.4%, to $932.8 million at June 30, 2024 from $868.2 million at December 31, 2023.

•
Certificates of deposit increased $66.1 million, or 13.3%, to $564.6 million at June 30, 2024 from $498.5 million at December 31, 2023.
•
Money market deposit accounts increased $26.7 million, or 20.3%, to $158.1 million at June 30, 2024 from $131.4 million at December 31, 2023.
•
Savings accounts decreased $25.2 million, or 18.4%, to $112.6 million at June 30, 2024 from $137.8 million at December 31, 2023.
•
Interest bearing checking accounts decreased $2.4 million, or 10.8%, to $19.8 million at June 30, 2024 from $22.2 million at December 31, 2023.
•
Demand deposit accounts decreased $541,000, or 0.7%, to $77.8 million at June 30, 2024 from $78.3 million at December 31, 2023.

Core deposits (defined as all deposits other than certificates of deposit) decreased $1.5 million, or 0.4%, to $368.2 million at June 30, 2024 from $369.7 million at December 31, 2023.

Federal Home Loan Bank Advances. Advances from the Federal Home Loan Bank decreased $10.0 million, or 4.3%, to $224.0 million at June 30, 2024 from $234.0 million at December 31, 2023.

Shareholders' Equity. Total shareholders' equity increased $1.6 million, or 0.9%, to $166.5 million at June 30, 2024 from $164.9 million at December 31, 2023. This increase is primarily the result of earnings of $1.4 million and an increase of $427,000 in accumulated other comprehensive income (“AOCI”). The increase in AOCI was driven by an increase in the fair value of cash flow hedges entered into during the six months ended June 30, 2024. Partially offsetting these increases to shareholders' equity was a decrease in additional paid-in capital of $457,000. This decrease was driven by $1.2 million in shares repurchased under our share repurchase plan, partially offset by an increase in Additional Paid In Capital of $699,000 related to stock based compensation and ESOP shares committed to be released. Our book value per share increased by $0.34 to $18.09 at June 30, 2024 from $17.75 at December 31, 2023.

Comparison of Operating Results for the Three Months Ended June 30, 2024 and June 30, 2023

Net Income. We recorded net income of $791,000 for the three months ended June 30, 2024, compared to net income of $1.4 million for the three months ended June 30, 2023. The decrease in net income was driven by a decrease in net interest and dividend income after the provision for loan losses as well as an increase in noninterest expense, partially offset by an increase in noninterest income.

Interest and Dividend Income. Interest and dividend income increased $2.7 million, or 20.0%, to $16.4 million for the three months ended June 30, 2024 from $13.7 million for the three months ended June 30, 2023. This increase was due to a $2.1 million increase in interest and fees on loans, a $112,000 increase in interest and dividends on investment securities and a $571,000 increase in interest on short term investments. The increase in interest and fees on loans was driven by an increase of $99.0 million in the average balance of the loan portfolio to $1.10 billion for the three months ended June 30, 2024 from $998.1 million for the three months ended June 30, 2023, as well as an increase in the average yield of 33 basis points to 5.20% during the three months ended

June 30, 2024 from 4.87% during the three months ended June 30, 2023. The yield for the three months ended June 30, 2024 benefited from new loans with higher rates as well as adjustable rate loans repricing higher. The increase in interest and dividend income on investment securities was driven by an increase in the yield on securities of 36 basis points to 2.86% during the three months ended June 30, 2024 from 2.50% during the three months ended June 30, 2023. The increase in other interest income resulted primarily from an increase of $37.4 million in the average balance of short term investments to $105.2 million for the three months ended June 30, 2024 from $67.8 million for the three months ended June 30, 2023 as well as an increase in the yield on short term investments of 37 basis points to 5.48% during the three months ended June 30, 2024 from 5.11% during the three months ended June 30, 2023. The increase in yield was driven by increases in the rate paid on reserves at the Federal Reserve Bank.

Average interest-earning assets increased $134.8 million, to $1.28 billion for the three months ended June 30, 2024 from $1.15 billion for the three months ended June 30, 2023. The yield on interest-earning assets increased 35 basis points to 5.07% for the three months ended June 30, 2024 from 4.72% for the three months ended June 30, 2023.

Interest Expense. Total interest expense increased $3.1 million, or 43.0%, to $10.4 million for the three months ended June 30, 2024 from $7.3 million for the three months ended June 30, 2023. Interest expense on deposit accounts increased $3.1 million, or 61.4%, to $8.2 million for the three months ended June 30, 2024 from $5.1 million for the three months ended June 30, 2023, primarily due to an increase in the cost of interest bearing deposits of 98 basis points to 3.91% for the three months ended June 30, 2024 from 2.93% for the three months ended June 30, 2023 and an increase in the average balance of interest-bearing deposits of $146.8 million, or 21.2%, to $838.7 million for the three months ended June 30, 2024 from $692.0 million for the three months ended June 30, 2023. Interest expense on FHLB advances increased $17,000, or 0.8%, to $2.2 million for the three months ended June 30, 2024 from $2.2 million for the three months ended June 30, 2023, primarily due to an increase in the cost of FHLB advances of 13 basis points to 3.99% for the three months ended June 30, 2024 from 3.86% for the three months ended June 30, 2023, partially offset by an decrease in the average balance of FHLB advances of $5.1 million, or 2.3%, to $223.1 million for the three months ended June 30, 2024 from $228.3 million for the three months ended June 30, 2023.

Net Interest and Dividend Income. Net interest and dividend income decreased $386,000, or 6.0%, to $6.0 million for the three months ended June 30, 2024 from $6.4 million for the three months ended June 30, 2023, primarily due to a decrease in the net interest rate spread of 42 basis points to 1.14% for the three months ended June 30, 2024 from 1.56% for the three months ended June 30, 2023, as well as a $6.9 million decrease in the average balance of net interest-earning assets during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The decrease in the net interest rate spread was due to an increase in the cost of interest-bearing liabilities that exceeded the increase in the yield on interest-earning assets resulting from the significant increase in market interest rates that directly impact our funding costs. The net interest margin decreased 36 basis points to 1.82% for the three months ended June 30, 2024 from 2.18% for the three months ended June 30, 2023.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, a provision for credit losses of $292,000 was recorded for the three months ended June 30, 2024, compared to a provision for credit losses of $0 for the three months ended June 30, 2023. The provision for credit losses for the quarter ended June 30, 2024 was driven by loan growth. The $0 provision for credit losses for the quarter ended June 30, 2023 included a provision for loan losses, offset by a benefit to the provision for off balance sheet commitments.

Noninterest Income. Noninterest income increased $49,000, or 20.4%, to $289,000 for the three months ended June 30, 2024 from $240,000 for the three months ended June 30, 2023. The increase was driven by increases in income from bank-owned life insurance, net gains on sales of loans and customer service fees. The table below sets forth our noninterest income for three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Customer service fees	$143	$130	$13	10.0%
Income from bank-owned life insurance	117	99	18	18.2
Net gain on sales of loans	19	5	14	280.0
Other	10	6	4	66.7
Total noninterest income	$289	$240	$49	20.4%

Noninterest Expense. Noninterest expense increased $236,000, or 5.0%, to $4.9 million for the three months ended June 30, 2024 from $4.7 million for the three months ended June 30, 2023. Significant changes are as follows:

•
Salaries and employee benefits increased $307,000, or 10.9%, driven by $242,000 in stock based compensation recorded in the three months ended June 30, 2024, related to the 2023 Equity Incentive Plan. There were no stock based compensation costs in the three months ended June 30, 2023 related to this plan;
•
Director compensation increased $90,000, or 75.6%, driven by $82,000 in stock based compensation recorded in the three months ended June 30, 2024, related to the 2023 Equity Incentive Plan. There were no stock based compensation costs in the three months ended June 30, 2023 related to this plan;
•
Advertising and promotions decreased $102,000, or 49.0%. We have strategically reduced certain advertising costs in an effort to manage overall noninterest expenses;
•
Professional fees decreased $64,000, or 21.7%, primarily due to higher legal and consulting costs during the 2023 period related to operating a new publicly traded company; and
•
FDIC deposit insurance expense decreased $88,000, or 31.2%. During the second quarter of 2023 there were increases in the assessment rates charged by the FDIC.

The table below sets forth our noninterest expense for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,130	$2,823	$307	10.9%
Director compensation	209	119	90	75.6
Occupancy and equipment	263	248	15	6.0
Data processing	285	293	(8)	(2.7)
Computer software and licensing fees	75	71	4	5.6
Advertising and promotions	106	208	(102)	(49.0)
Professional fees	231	295	(64)	(21.7)
FDIC deposit insurance	194	282	(88)	(31.2)
Other expense	454	372	82	22.0
Total noninterest expense	$4,947	$4,711	$236	5.0%

Income Tax Expense. We recorded a provision for income tax expense of $272,000 for the three months ended June 30, 2024, compared to a provision for income tax expense of $503,000 for the three months ended June 30, 2023, reflecting effective tax rates of 25.6% and 26.1%, respectively.

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

	For the Three Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest	Yield/ Rate(5)	Average Outstanding Balance	Interest	Yield/ Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,097,086	$14,174	5.20%	$998,112	$12,122	4.87%
Securities (1)	79,557	565	2.86	81,186	507	2.5
Short term investments	105,207	1,433	5.48	67,798	863	5.11
Total interest-earning assets	1,281,850	16,172	5.07%	1,147,096	13,492	4.72%
Non-interest-earning assets	34,523			33,159
Total assets	$1,316,373			$1,180,255

Interest-bearing liabilities:
Checking accounts	18,907	4	0.09%	22,375	5	0.09%
Savings accounts	115,619	833	2.90	172,982	1,065	2.47
Money market accounts	153,181	1,391	3.65	98,468	500	2.04
Certificates of deposit	551,018	5,931	4.33	398,141	3,485	3.51
Total interest-bearing deposits	838,725	8,159	3.91	691,966	5,055	2.93
Federal Home Loan Bank advances	223,121	2,214	3.99	228,264	2,197	3.86
Total interest-bearing liabilities	1,061,846	10,373	3.93%	920,230	7,252	3.16%
Non-interest-bearing demand deposits	75,510			84,436
Non-interest-bearing liabilities	11,875			11,008
Total liabilities	1,149,231			1,015,674
Shareholders' Equity	167,142			164,581
Total liabilities and shareholders' equity	$1,316,373			$1,180,255

Net interest income		$5,799			$6,240
Net interest rate spread (2)			1.14%			1.56%
Net interest-earning assets (3)	$220,004			$226,866
Net interest margin (4)			1.82%			2.18%

Average interest-earning assets to interest- bearing liabilities			120.72%			124.65%

(1) Excludes interest and dividends on cost method investments of $214,000 and $159,000 for the three months ended June 30, 2024 and 2023, respectively.

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

	Three Months Ended June 30, 2024 vs. 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,227	$825	$2,052
Securities	(10)	67	57
Short term investments	504	67	571
Total interest-earning assets	$1,721	$959	$2,680

Interest-bearing liabilities:
Checking accounts	$(1)	$-	$(1)
Savings accounts	(394)	162	(232)
Money market accounts	367	524	891
Certificates of deposit	1,522	924	2,446
Total interest-bearing deposits	1,494	1,610	3,104
Federal Home Loan Bank advances	(52)	69	17
Total interest-bearing liabilities	$1,442	$1,679	$3,121

Change in net interest income	$279	$(720)	$(441)

Comparison of Operating Results for the Six Months Ended June 30, 2024 and June 30, 2023

Net Income. We recorded net income of $1.4 million for the six months ended June 30, 2024, compared to net income of $2.3 million for the six months ended June 30, 2023. The decrease in net income was driven by a decrease in net interest and dividend income after the provision for loan losses as well as an increase in noninterest expense, partially offset by an increase in noninterest income.

Interest and Dividend Income. Interest and dividend income increased $6.4 million, or 24.8%, to $32.1 million for the six months ended June 30, 2024 from $25.7 million for the six months ended June 30, 2023. This increase was due to a $4.6 million increase in interest and fees on loans, a $316,000 increase in interest and dividends on investment securities and a $1.5 million increase in interest on short term investments. The increase in interest and fees on loans was driven by an increase of $106.8 million in the average balance of the loan portfolio to $1.08 billion for the six months ended June 30, 2024 from $970.7 million for the six months ended June 30, 2023, as well as an increase in the average yield of 36 basis points to 5.15% during the six months ended June 30, 2024 from 4.79% during the six months ended June 30, 2023. The yield for the six months ended June 30, 2024 benefited from new loans with higher rates as well as adjustable rate loans repricing higher. The increase in interest and dividend income on investment securities was driven by an increase in the yield on securities of 32 basis points to 2.81% during the six months ended June 30, 2024 from 2.49% during the six months ended June 30, 2023. The increase in other interest income resulted primarily from an increase of $47.9 million in the average balance of short term investments to $107.1 million for the six months ended June 30, 2024 from $59.2 million for the six months ended June 30, 2023 as well as an increase in the yield on short term investments of 59 basis points to 5.48% during the six months ended June 30, 2024 from 4.89% during the six months ended June 30, 2023. The increase in yield was driven by increases in the rate paid on reserves at the Federal Reserve Bank.

Average interest-earning assets increased $153.1 million, to $1.26 billion for the six months ended June 30, 2024 from $1.11 billion for the six months ended June 30, 2023. The yield on interest-earning assets increased 40 basis points to 5.03% for the six months ended June 30, 2024 from 4.63% for the six months ended June 30, 2023.

Interest Expense. Total interest expense increased $7.2 million, or 55.7%, to $20.2 million for the six months ended June 30, 2024 from $12.9 million for the six months ended June 30, 2023. Interest expense on deposit accounts increased $6.7 million, or 74.8%, to $15.7 million for the six months ended June 30, 2024 from $9.0 million for the six months ended June 30, 2023, primarily due to an increase in the cost of interest bearing deposits of 118 basis points to 3.85% for the six months ended June 30, 2024 from

2.67% for the six months ended June 30, 2023 and an increase in the average balance of interest-bearing deposits of $142.8 million, or 21.1%, to $819.3 million for the six months ended June 30, 2024 from $676.5 million for the six months ended June 30, 2023. Interest expense on FHLB advances increased $507,000, or 12.8%, to $4.5 million for the six months ended June 30, 2024 from $4.0 million for the six months ended June 30, 2023, primarily due to an increase in the average balance of FHLB advances of $16.8 million, or 8.1%, to $225.2 million for the six months ended June 30, 2024 from $208.3 million for the six months ended June 30, 2023 as well as an increase in the cost of FHLB advances of 15 basis points to 4.00% for the six months ended June 30, 2024 from 3.85% for the six months ended June 30, 2023. The increase in FHLB advances was used to fund loan growth and for liquidity management.

Net Interest and Dividend Income. Net interest and dividend income decreased $852,000, or 6.7%, to $11.9 million for the six months ended June 30, 2024 from $12.8 million for the six months ended June 30, 2023, primarily due to a decrease in the net interest rate spread of 53 basis points to 1.15% for the six months ended June 30, 2024 from 1.68% for the six months ended June 30, 2023, as well as a $6.6 million decrease in the average balance of net interest-earning assets during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease in the net interest rate spread was due to an increase in the cost of interest-bearing liabilities that exceeded the increase in the yield on interest-earning assets resulting from the significant increase in market interest rates that directly impact our funding costs. The net interest margin decreased 45 basis points to 1.83% for the six months ended June 30, 2024 from 2.28% for the six months ended June 30, 2023.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, a provision for credit losses of $438,000 was recorded for the six months ended June 30, 2024, compared to a provision for credit losses of $879,000 for the six months ended June 30, 2023. The decrease in the provision for credit losses was driven by lower loan growth during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Noninterest Income. Noninterest income increased $124,000, or 26.4%, to $594,000 for the six months ended June 30, 2024 from $470,000 for the six months ended June 30, 2023. The increase was driven by increases in income from bank-owned life insurance, net gains on sales of loans and customer service fees. The table below sets forth our noninterest income for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Customer service fees	$284	$251	$33	13.1%
Income from bank-owned life insurance	234	197	37	18.8
Net gain on sales of loans	54	5	49	980.0
Other	22	17	5	29.4
Total noninterest income	$594	$470	$124	26.4%

Noninterest Expense. Noninterest expense increased $968,000, or 10.5%, to $10.2 million for the six months ended June 30, 2024 from $9.2 million for the six months ended June 30, 2023. Significant changes are as follows:

•
Salaries and employee benefits increased $732,000, or 12.8%, driven by $484,000 in stock based compensation recorded in the six months ended June 30, 2024, related to the 2023 Equity Incentive Plan. There were no stock based compensation costs in the six months ended June 30, 2023 related to this plan;
•
Director compensation increased $176,000, or 73.3%, driven by $165,000 in stock based compensation recorded in the six months ended June 30, 2024, related to the 2023 Equity Incentive Plan. There were no stock based compensation costs in the six months ended June 30, 2023 related to this plan; and
•
Advertising and promotions decreased $139,000, or 37.0%. We have strategically reduced certain advertising costs in an effort to manage overall noninterest expenses.

The table below sets forth our noninterest expense for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$6,441	$5,709	$732	12.8%
Director compensation	416	240	176	73.3
Occupancy and equipment	538	452	86	19.0
Data processing	596	535	61	11.4
Computer software and licensing fees	160	128	32	25.0
Advertising and promotions	237	376	(139)	(37.0)
Professional fees	591	658	(67)	(10.2)
FDIC deposit insurance	372	407	(35)	(8.6)
Other expense	824	702	122	17.4
Total noninterest expense	$10,175	$9,207	$968	10.5%

Income Tax Expense. Income tax expense decreased $341,000, or 41.4%, to $482,000 for the six months ended June 30, 2024 from $823,000 for the six months ended June 30, 2023. The effective tax rate was 25.4% and 26.1% for the six months ended June 30, 2024 and 2023, respectively.

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

	For the Six Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest	Yield/ Rate(5)	Average Outstanding Balance	Interest	Yield/ Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,077,497	$27,619	5.15%	$970,660	$23,049	4.79%
Securities (1)	80,112	1,121	2.81	81,622	1,010	2.49
Short term investments	107,089	2,917	5.48	59,200	1,437	4.89
Interest bearing time deposits	-	-	-	126	-	0.70
Total interest-earning assets	1,264,698	31,657	5.03%	1,111,608	25,496	4.63%
Non-interest-earning assets	34,309			31,731
Total assets	$1,299,007			$1,143,339

Interest-bearing liabilities:
Checking accounts	19,208	7	0.07%	23,025	9	0.08%
Savings accounts	117,867	1,661	2.83	169,842	2,019	2.40
Money market accounts	148,487	2,647	3.58	105,645	929	1.77
Certificates of deposit	533,744	11,369	4.28	377,956	6,016	3.21
Total interest-bearing deposits	819,306	15,684	3.85	676,468	8,973	2.67
Federal Home Loan Bank advances	225,154	4,482	4.00	208,343	3,975	3.85
Total interest-bearing liabilities	1,044,460	20,166	3.88%	884,811	12,948	2.95%
Non-interest-bearing demand deposits	76,007			84,251
Non-interest-bearing liabilities	12,037			10,453
Total liabilities	1,132,504			979,515
Shareholders' Equity	166,503			163,824
Total liabilities and shareholders' equity	$1,299,007			$1,143,339

Net interest income		$11,491			$12,548
Net interest rate spread (2)			1.15%			1.68%
Net interest-earning assets (3)	$220,238			$226,797
Net interest margin (4)			1.83%			2.28%

Average interest-earning assets to interest- bearing liabilities			121.09%			125.63%
(1) Excludes interest and dividends on cost method investments of $422,000 and $217,000 for the six months ended June 30, 2024 and 2023, respectively.

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

	Six Months Ended June 30, 2024 vs. 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$2,696	$1,874	$4,570
Securities	(19)	130	111
Short term investments	1,290	190	1,480
Total interest-earning assets	$3,967	$2,194	$6,161

Interest-bearing liabilities:
Checking accounts	$(1)	$(1)	$(2)
Savings accounts	(687)	329	(358)
Money market accounts	488	1,230	1,718
Certificates of deposit	2,955	2,398	5,353
Total deposits	2,755	3,956	6,711
Federal Home Loan Bank advances	338	169	507
Total interest-bearing liabilities	$3,093	$4,125	$7,218

Change in net interest income	$874	$(1,931)	$(1,057)

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Boston, the Federal Reserve Bank and the Atlantic Community Bankers Bank. At June 30, 2024, we had outstanding advances of $224.0 million from the Federal Home Loan Bank. At June 30, 2024, we had unused borrowing capacity of $277.6 million with the Federal Home Loan Bank, $14.7 million with the Federal Reserve Bank and $10.0 million with the Atlantic Community Bankers Bank.

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

At June 30, 2024, we had $34.3 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $76.7 million in unused lines of credit to borrowers and $49.8 million in unadvanced construction loans.

Non brokered certificates of deposit due within one year of June 30, 2024 totaled $215.1 million, or 23.1%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2025, or on our savings and money market accounts.

We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of June 30, 2024.

Our primary investing activity is originating loans. During the six months ended June 30, 2024 and the year ended December 31, 2023, we originated and purchased $112.8 million and $268.1 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced net increases in deposits of $64.6 million and $150.1 million for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, the level of brokered time deposits was $125.5 million and $115.5 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. FHLB advances decreased by $10.0 million for the six months ended June 30, 2024, compared to an increase of $60.0 million for the year ended December 31, 2023.

For additional information, see the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

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

At June 30, 2024, Everett Co-operative Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 10 of the notes to consolidated financial statements.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 10, 2023, the Company announced the commencement of a stock repurchase program to acquire up to 458,762 shares, or 5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company. The following table sets forth the information regarding the Company's common stock repurchase activities during the three months ended June 30, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

From April 1, 2024 to April 30, 2024	10,235	$12.83	10,235	210,901
From May 1, 2024 to May 31, 2024	24,181	$11.72	24,181	186,720
From June 1, 2024 to June 30, 2024	8,943	$12.47	8,943	177,777
Total	43,359	$12.18	43,359

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1*	Change in Control Agreement by and between Everett Co-operative Bank, ECB Bancorp, Inc. (as guarantor) and Brandon Lavertu

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Denotes management compensatory plan or arrangement

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECB BANCORP, INC.

Date: August 9, 2024	/s/Richard J. O'Neil, Jr.
Richard J. O’Neil, Jr.
President and Chief Executive Officer

Date: August 9, 2024	/s/Brandon N. Lavertu
Brandon N. Lavertu
Senior Vice President and Chief Financial Officer