Form 10-Q
period 2024-09-30
ECB Bancorp, Inc. /MD/
filed 2024-11-08
CIK 1914605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, 9,117,521 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

ECB Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

ECB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(unaudited)

(Dollars in thousands)

	September 30, 2024	December 31, 2023

ASSETS
Cash and due from banks	$4,783	$3,786
Short-term investments	114,847	115,250
Total cash and cash equivalents	119,630	119,036
Interest-bearing time deposits	200	—
Investments in available-for-sale securities, at fair value (amortized cost of $4,175 at September 30, 2024 and $5,000 at December 31, 2023)	4,163	5,003
Investments in held-to-maturity securities, at amortized cost (fair values of $72,841 at September 30, 2024 and $70,590 at December 31, 2023)	77,233	76,979
Loans held-for-sale	703	—
Loans, net of allowance for credit losses of $9,068 at September 30, 2024 and $8,591 at December 31, 2023	1,114,943	1,039,789
Federal Home Loan Bank stock, at cost	9,850	9,892
Premises and equipment, net	3,587	3,754
Accrued interest receivable	4,164	3,766
Deferred tax asset, net	5,592	4,767
Bank-owned life insurance	14,825	14,472
Other assets	3,064	2,877
Total assets	$1,357,954	$1,280,335

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$74,059	$78,342
Interest-bearing	870,266	789,872
Total deposits	944,325	868,214
Federal Home Loan Bank advances	234,000	234,000
Other liabilities	13,580	13,220
Total liabilities	1,191,905	1,115,434

Shareholders' Equity:
Preferred Stock, par value $0.01; Authorized: 1,000,000 shares; Issued and outstanding: 0 shares	—	—
Common Stock, par value $0.01; Authorized: 30,000,000 shares; Issued and outstanding: 9,152,280 shares and 9,291,810 shares, respectively	92	93
Additional paid-in capital	86,670	87,431
Retained earnings	86,399	83,854
Accumulated other comprehensive (loss) income	(781)	129
Unallocated common shares held by the Employee Stock Ownership Plan	(6,331)	(6,606)
Total shareholders' equity	166,049	164,901
Total liabilities and shareholders' equity	$1,357,954	$1,280,335

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(unaudited)

(Dollars in thousands, except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest and dividend income:
Interest and fees on loans	$14,849	$12,313	$42,468	$35,362
Interest and dividends on securities	803	723	2,346	1,950
Interest on short term investments	1,503	1,130	4,420	2,567
Total interest and dividend income	17,155	14,166	49,234	39,879
Interest expense:
Interest on deposits	8,795	5,843	24,479	14,815
Interest on Federal Home Loan Bank advances	2,069	2,237	6,550	6,213
Total interest expense	10,864	8,080	31,029	21,028
Net interest and dividend income	6,291	6,086	18,205	18,851
Provision (benefit) for credit losses	46	(184)	485	696
Net interest and dividend income after provision (benefit) for credit losses	6,245	6,270	17,720	18,155
Noninterest income:
Customer service fees	142	123	426	375
Income from bank-owned life insurance	119	175	353	372
Net gain on sales of loans	27	9	80	13
Other income	16	15	39	31
Total noninterest income	304	322	898	791
Noninterest expense:
Salaries and employee benefits	3,202	2,914	9,643	8,623
Director compensation	209	139	626	379
Occupancy and equipment	250	243	788	695
Data processing	288	275	883	810
Computer software and licensing	109	111	318	282
Advertising and promotions	159	201	396	576
Professional fees	240	304	831	962
Federal Deposit Insurance Corporation deposit insurance	189	206	561	613
Other expense	365	418	1,140	1,076
Total noninterest expense	5,011	4,811	15,186	14,016
Income before income tax expense	1,538	1,781	3,432	4,930
Income tax expense	405	440	887	1,263
Net income	$1,133	$1,341	$2,545	$3,667
Share data:
Weighted average shares outstanding, basic	8,240,602	8,486,577	8,268,550	8,485,936
Weighted average shares outstanding, diluted	8,343,736	8,486,577	8,354,170	8,485,936
Basic earnings per share	$0.14	$0.16	$0.31	$0.43
Diluted earnings per share	$0.14	$0.16	$0.30	$0.43

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(unaudited)

(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income	$1,133	$1,341	$2,545	$3,667
Other comprehensive (loss) income, net of tax:
Net unrealized holding loss on securities available-for-sale	(9)	(2)	(12)	(3)
Net change in fair value of cash flow hedges	(1,328)	—	(898)	—

Other comprehensive loss, net of tax	(1,337)	(2)	(910)	(3)

Comprehensive (loss) income	$(204)	$1,339	$1,635	$3,664

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Statements of Changes in Shareholders' Equity

(unaudited)

(in thousands except share data)

	Three months ended
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total
Balance at June 30, 2023	9,175,247	$92	$89,355	$81,725	$248	$(6,791)	$164,629
Net income	-	-	-	1,341	-	-	1,341
Other comprehensive loss, net of tax	-	-	-	-	(2)	-	(2)
ESOP shares committed to be released (9,251 shares)	-	-	22	-	-	92	114
Shares repurchased under share repurchase plan	(49,242)	(1)	(589)	-	-	-	(590)
Restricted stock awards issued	69,984	1	(1)	-	-	-	-
Stock-based compensation	-	-	20	-	-	-	20
Balance at September 30, 2023	9,195,989	$92	$88,807	$83,066	$246	$(6,699)	$165,512

Balance at June 30, 2024	9,200,219	$92	$86,974	$85,266	$556	$(6,424)	$166,464
Net income	-	-	-	1,133	-	-	1,133
Other comprehensive loss, net of tax	-	-	-	-	(1,337)	-	(1,337)
ESOP shares committed to be released (9,225 shares)	-	-	32	-	-	93	125
Shares repurchased under share repurchase plan	(48,939)	-	(664)	-	-	-	(664)
Restricted stock awards issued	1,000	-	-	-	-	-	-
Stock-based compensation	-	-	328	-	-	-	328
Balance at September 30, 2024	9,152,280	$92	$86,670	$86,399	$(781)	$(6,331)	$166,049

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Statements of Changes in Shareholders' Equity

(unaudited)

(in thousands except share data)

	Nine months ended
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total
Balance at December 31, 2022	9,175,247	$92	$89,286	$80,076	$249	$(6,973)	$162,730
Cumulative Effect Accounting Adjustment for ASU 2016-13 Adoption	-	-	-	(677)	-	-	(677)
Net income	-	-	-	3,667	-	-	3,667
Other comprehensive loss, net of tax	-	-	-	-	(3)	-	(3)
ESOP shares committed to be released (27,451 shares)	-	-	91	-	-	274	365
Shares repurchased under share repurchase plan	(49,242)	(1)	(589)	-	-	-	(590)
Restricted stock awards issued	69,984	1	(1)	-	-	-	-
Stock-based compensation	-	-	20	-	-	-	20
Balance at September 30, 2023	9,195,989	$92	$88,807	$83,066	$246	$(6,699)	$165,512

Balance at December 31, 2023	9,291,810	$93	$87,431	$83,854	$129	$(6,606)	$164,901
Net income	-	-	-	2,545	-	-	2,545
Other comprehensive loss, net of tax	-	-	-	-	(910)	-	(910)
ESOP shares committed to be released (27,475 shares)	-	-	81	-	-	275	356
Shares repurchased under share repurchase plan	(140,530)	(1)	(1,819)	-	-	-	(1,820)
Restricted stock awards issued	1,000	-	-	-	-	-	-
Stock-based compensation	-	-	977	-	-	-	977
Balance at September 30, 2024	9,152,280	$92	$86,670	$86,399	$(781)	$(6,331)	$166,049

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$2,545	$3,667
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion) amortization of securities, net	(20)	9
Provision for credit losses	485	696
Change in deferred loan costs/fees	254	(29)
Gain on sales of loans, net	(80)	(13)
Proceeds from sales of loans	5,754	359
Loans originated for sale, net	(6,377)	(346)
Depreciation and amortization expense	227	205
Increase in accrued interest receivable	(398)	(758)
Increase in accrued interest payable	606	548
Increase in bank-owned life insurance	(353)	(300)
Gain from life insurance policy death benefit	—	(72)
Deferred income tax benefit	(470)	(76)
ESOP expense	356	365
Stock-based compensation expense	977	20
Increase in other assets	(187)	(1,513)
(Decrease) increase in other liabilities	(1,501)	1,041
Net cash provided by operating activities	1,818	3,803

Cash flows from investing activities:
Purchases of held-to-maturity securities	(8,874)	(2,437)
Proceeds from paydowns and maturities of held-to-maturity securities	8,640	5,141
Purchases of available-for-sale securities	(4,175)	—
Proceed from payments and maturities of available-for-sale securities	5,000	—
Purchase of interest-bearing time deposits	(200)	—
Proceeds from maturities of interest-bearing time deposits	—	300
Purchase of Federal Home Loan Bank Stock	(1,734)	(3,204)
Redemption of Federal Home Loan Bank Stock	1,776	926
Loan originations and principal collections, net	(67,713)	(103,487)
Purchase of loans	(8,175)	(9,262)
Recoveries of loans previously charged off	—	1
Capital expenditures	(60)	(236)
Net cash used in investing activities	(75,515)	(112,258)

Cash flows from financing activities:
Net decrease in demand deposits, interest-bearing checking, savings and money market accounts	(6,928)	(27,794)
Net increase in time deposits	83,039	122,176
Proceeds from long-term Federal Home Loan Bank advances	45,000	185,000
Repayments of long-term Federal Home Loan Bank advances	(70,000)	(80,000)
Net change in short-term Federal Home Loan Bank advances	25,000	(55,000)
Payments for shares repurchased under share repurchase plan	(1,820)	(590)
Net cash provided by financing activities	74,291	143,792

Net increase in cash and cash equivalents	594	35,337
Cash and cash equivalents at beginning of year	119,036	62,050
Cash and cash equivalents at end of period	$119,630	$97,387

Supplemental disclosures:
Interest paid	$31,635	$20,480
Income taxes paid	1,401	1,931
Noncash activities:
Transfer of bank-owned life insurance to other assets	—	72
Effect of the adoption of ASU 2016-13
Allowance for credit losses	—	182
Deferred income taxes	—	266
Other liabilities	—	761

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2024 and the results of operations and cash flows for the interim periods ended September 30, 2024 and 2023. Such adjustments were of a normal recurring nature. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 and accompanying notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures, but expects additional disclosures upon adoption.

NOTE 3 – INVESTMENTS IN SECURITIES

Held to Maturity Securities

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The following tables summarize the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses of held to maturity securities at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Held-to-maturity:	Cost	Gains	Losses	Losses	Value
		(in thousands)
September 30, 2024
Debt securities issued by U.S. government-sponsored enterprises	$8,337	$—	$(175)	$—	$8,162
Agency mortgage-backed securities	45,562	160	(4,112)	—	41,610
Corporate bonds	17,900	135	(437)	—	17,598
U.S. Treasury securities	5,434	37	—	—	5,471
Total held-to-maturity securities	$77,233	$332	$(4,724)	$—	$72,841

December 31, 2023
Debt securities issued by U.S. government-sponsored enterprises	$10,225	$—	$(381)	$—	$9,844
Agency mortgage-backed securities	49,445	36	(5,235)	—	44,246
Corporate bonds	14,408	—	(779)	—	13,629
U.S. Treasury securities	2,901	—	(30)	—	2,871
Total held-to-maturity securities	$76,979	$36	$(6,425)	$—	$70,590

The Company measures expected credit losses on held to maturity securities on a collective basis by major security type. Management classifies the held-to maturity portfolio into the following major security types: U.S. Government Sponsored Enterprises, U.S. Treasury, Agency Mortgage-Backed Securities, and Corporate Bonds.

Substantially all held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three and nine months ended September 30, 2024 and 2023. The Company's investments in corporate bonds are deemed “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery. The Company does not expect to suffer a credit loss as of September 30, 2024 and December 31, 2023. Excluded from the table above is accrued interest on held to maturity securities of $358,000 and $310,000 at September 30, 2024 and December 31, 2023, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities for the three and nine months ended September 30, 2024 and 2023. No securities held by the Company were delinquent on contractual payments at September 30, 2024 and December 31, 2023, nor were any securities placed on non-accrual status for the three and nine months ended September 30, 2024 and 2023.

Available-for-Sale Securities

The following tables summarize the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses of available-for-sale securities at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Available-for-sale	Cost	Gains	Losses	Losses	Value
		(in thousands)
September 30, 2024
Debt securities
Agency mortgage-backed securities	$4,175	$—	$(12)	$—	$4,163
Total available-for-sale securities	$4,175	$—	$(12)	$—	$4,163

December 31, 2023
Debt securities
Corporate bonds	$5,000	$4	$(1)	$—	$5,003
Total available-for-sale securities	$5,000	$4	$(1)	$—	$5,003

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

The Company did not record a provision for estimated credit losses on any available-for-sale securities for the three and nine months ended September 30, 2024 and 2023. Excluded from the table above is accrued interest on available-for-sale securities of $9,000 and $58,000 at September 30, 2024 and December 31, 2023, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on available-for-sale securities for the three and nine months ended September 30, 2024 and 2023. No securities held by the Company were delinquent on contractual payments at September 30, 2024 and December 31, 2023, nor were any securities placed on non-accrual status for the three and nine months ended September 30, 2024 and 2023.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of securities during the three and nine months ended September 30, 2024 and 2023.

The aggregate fair value and unrealized losses of available-for-sale securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and have no allowance for credit losses, are as follows as of September 30, 2024 and December 31, 2023:

		Less than 12 Months		12 Months or Longer		Total
	# of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Holdings	Value	Losses	Value	Losses	Value	Losses
				(Dollars in thousands)
September 30, 2024
Available for Sale:
Agency mortgage-backed securities	2	$4,163	$(12)	$-	$-	$4,163	$(12)
Total	2	$4,163	$(12)	$-	$-	$4,163	$(12)

December 31, 2023
Available for Sale:
Corporate bonds	1	$2,500	$(1)	$-	$-	$2,500	$(1)
Total	1	$2,500	$(1)	$-	$-	$2,500	$(1)

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Held to Maturity and Available-for-Sale Securities

The actual maturities of certain available-for-sale or held-to-maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available-for-sale and held-to-maturity securities as of September 30, 2024 is presented below:

	Available-for-sale	Held-to-maturity
	Fair	Amortized	Fair
	Value	Cost	Value

Within 1 year	$2,007	$13,793	$13,626
After 1 year through 5 years	2,156	21,920	21,805
After 5 years through 10 years	-	3,983	3,808
After 10 years	-	37,537	33,602
Total	$4,163	$77,233	$72,841

The carrying value of securities pledged to secure advances from the Federal Home Loan Bank of Boston (“FHLBB”) was $58.1 million and $62.6 million as of September 30, 2024 and December 31, 2023, respectively.

The carrying value of securities pledged to secure advances from the Federal Reserve Bank (“FRB”) was $16.0 million as of September 30, 2024. There were no securities pledged to FRB at December 31, 2023.

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

Loans consisted of the following as of the dates indicated:

	At September 30,		At December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$419,373	37.3%	$410,131	39.1%
Multi-family	326,975	29.1%	287,361	27.4%
Commercial	222,680	19.8%	196,365	18.7%
Home equity lines of credit and loans	39,413	3.5%	33,357	3.2%
Construction	101,401	9.0%	112,000	10.7%
Other loans:
Commercial	14,508	1.3%	9,219	0.9%
Consumer	141	0.0%	173	0.0%
Total loans, gross	1,124,491	100.0%	1,048,606	100.0%
Less:
Net deferred loan fees	(480)		(226)
Allowance for credit losses	(9,068)		(8,591)
Total loans, net	$1,114,943		$1,039,789

The carrying value of loans pledged to secure advances from the FHLBB were $676.5 million and $553.0 million as of September 30, 2024 and December 31, 2023, respectively.

The following tables set forth information regarding the allowance for credit losses on loans as of and for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended September 30, 2024
	(in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance(1)
Real estate loans:
One-to-four family residential	$3,604	$-	$-	$81	$3,685
Multi-family	1,304	-	-	53	1,357
Commercial	1,740	-	-	95	1,835
Home equity lines of credit and loans	363	-	-	19	382
Construction	1,814	-	-	(211)	1,603
Other loans:
Commercial	199	-	-	6	205
Consumer	1	-	-	-	1
Total	$9,025	$-	$-	$43	$9,068

	For the nine months ended September 30, 2024
	(in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance(1)
Real estate loans:
One-to-four family residential	$3,555	$-	$-	$130	$3,685
Multi-family	1,190	-	-	167	1,357
Commercial	1,636	-	-	199	1,835
Home equity lines of credit and loans	321	-	-	61	382
Construction	1,757	-	-	(154)	1,603
Other loans:					-
Commercial	131	-	-	74	205
Consumer	1	(3)	-	3	1
Total	$8,591	$(3)	$-	$480	$9,068

	For the three months ended September 30, 2023
	(in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance(1)
Real estate loans:
One-to-four family residential	$1,980	$-	$-	$40	$2,020
Multi-family	2,150	-	-	79	2,229
Commercial	2,348	-	-	(154)	2,194
Home equity lines of credit and loans	203	-	-	4	207
Construction	1,570	-	-	(126)	1,444
Other loans:
Commercial	218	-	-	(21)	197
Consumer	1	(1)	1	-	1
Total	$8,470	$(1)	$1	(178)	$8,292

	For the nine months ended September 30, 2023
	(in thousands)
	Beginning Balance	Cumulative effect accounting adjustment(2)	Charge-offs	Recoveries	Provision	Ending Balance(1)
Real estate loans:
One-to-four family residential	$1,703	$130	$-	$-	$187	$2,020
Multi-family	1,839	77	-	-	313	2,229
Commercial	1,797	145	-	-	252	2,194
Home equity lines of credit and loans	194	(20)	-	-	33	207
Construction	1,286	136	-	-	22	1,444
Other loans:
Commercial	60	34	-	-	103	197
Consumer	1	-	(1)	1	-	1
Unallocated	320	(320)	-	-	-	-
Total	$7,200	$182	$(1)	$1	$910	$8,292

(1) Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $3.5 million and $2.9 million as of September 30, 2024 and September 30, 2023.

(2) Represents an adjustment needed to reflect the cumulative day one impact pursuant to the Company's adoption of Accounting Standards Update 2016-13. The adjustment for the nine months ended September 30, 2023 represents a $182,000 increase to the allowance for credit losses attributable to the change in accounting methodology for estimating the allowance for credit losses on loans resulting from the Company's adoption of the standard.

The following tables show the age analysis of past due loans as of the dates indicated:

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more past due and accruing	Loans on Non-accrual
	(in thousands)
As of September 30, 2024
Real estate loans:
One-to-four family residential	$1,545	$—	$—	$1,545	$417,828	$419,373	$—	$1,012
Multi-family	—	—	—	—	326,975	326,975	—	—
Commercial	—	—	—	—	222,680	222,680	—	—
Home equity lines of credit and loans	220	258	—	478	38,935	39,413	—	85
Construction	—	—	—	—	101,401	101,401	—	—

Other loans:
Commercial	—	—	—	—	14,508	14,508	—	—
Consumer	1	1	—	2	139	141	—	1
	$1,766	$259	$—	$2,025	$1,122,466	$1,124,491	$—	$1,098

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more past due and accruing	Loans on Non-accrual
	(in thousands)
As of December 31, 2023
Real estate loans:
One-to-four family residential	$722	$225	$809	$1,756	$408,375	$410,131	$—	$1,191
Multi-family	—	—	—	—	287,361	287,361	—	—
Commercial	—	—	—	—	196,365	196,365	—	—
Home equity lines of credit and loans	360	—	8	368	32,989	33,357	—	22
Construction	—	—	—	—	112,000	112,000	—	—

Other loans:
Commercial	—	—	—	—	9,219	9,219	—	—
Consumer	1	—	—	1	172	173	—	—
	$1,083	$225	$817	$2,125	$1,046,481	$1,048,606	$—	$1,213

During the three months ended September 30, 2024 and 2023, interest income recognized on nonaccrual loans amounted to $13,000 and $12,000, respectively. During the nine months ended September 30, 2024 and 2023, interest income recognized on nonaccrual loans amounted to $49,000 and $26,000, respectively. The following tables show information regarding nonaccrual loans as of the dates indicated:

	As of September 30, 2024
	With an Allowance for Credit Losses	Without an Allowance for Credit Losses	Total
	(in thousands)

Real estate loans:
One-to-four family residential	$—	$1,012	$1,012
Home equity lines of credit and loans	—	85	85
Consumer	—	1	1
Total nonaccrual loans	$—	$1,098	$1,098

	As of December 31, 2023
	With an Allowance for Credit Losses	Without an Allowance for Credit Losses	Total
	(in thousands)

Real estate loans:
One-to-four family residential	$—	$1,191	$1,191
Home equity lines of credit and loans	—	22	22
Total nonaccrual loans	$—	$1,213	$1,213

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

The following tables detail the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of September 30, 2024 and December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
	2024	2023	2022	2021	2020	Prior
As of September 30, 2024	(in thousands)
One-to-four family residential
Pass	$2,734	$14,157	$35,081	$15,229	$4,018	$11,892	$—	$—	$83,111
Special Mention	—	—	—	—	636	440	—	—	1,076
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	24,692	46,686	85,337	69,451	48,868	60,152	—	—	335,186
Total	$27,426	$60,843	$120,418	$84,680	$53,522	$72,484	$—	$—	$419,373

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$11,373	$54,026	$202,121	$35,545	$8,682	$8,874	$6,354	$—	$326,975
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$11,373	$54,026	$202,121	$35,545	$8,682	$8,874	$6,354	$—	$326,975

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$22,655	$41,411	$77,828	$25,839	$15,586	$32,556	$6,805	$—	222,680
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$22,655	$41,411	$77,828	$25,839	$15,586	$32,556	$6,805	$—	$222,680

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$199	$323	$—	$—	$—	$—	$6,033	$—	$6,555
Special Mention	—	—	—	—	—	10	74	—	84
Substandard	—	—	—	—	—	—	99	—	99
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	127	390	27	8	—	75	31,452	596	32,675
Total	$326	$713	$27	$8	$—	$85	$37,658	$596	$39,413

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$19,615	$32,207	$39,820	$4,516	$—	$2,988	$—	$—	$99,146
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	459	1,796	—	—	—	—	—	—	2,255
Total	$20,074	$34,003	$39,820	$4,516	$—	$2,988	$—	$—	$101,401

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$5,100	$4,419	$2,768	$355	$20	$202	$1,644	$—	$14,508
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$5,100	$4,419	$2,768	$355	$20	$202	$1,644	$—	$14,508

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	8	17	31	41	—	8	36	—	141
Total	$8	$17	$31	$41	$—	$8	$36	$—	$141

Current-period gross charge-offs	$3	$—	$—	$—	$—	$—	$—	$—	$3

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
	2023	2022	2021	2020	2019	Prior
As of December 31, 2023	(in thousands)
One-to-four family residential
Pass	$9,689	$36,662	$15,529	$4,476	$4,230	$9,224	$—	$—	$79,810
Special Mention	—	—	—	809	—	451	—	—	1,260
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	48,688	90,827	72,463	51,035	7,129	58,919	—	—	329,061
Total	$58,377	$127,489	$87,992	$56,320	$11,359	$68,594	$—	$—	$410,131

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$45,188	$194,999	$26,820	$8,873	$—	$9,798	$1,683	$—	$287,361
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$45,188	$194,999	$26,820	$8,873	$—	$9,798	$1,683	$—	$287,361

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$43,639	$72,671	$24,138	$16,407	$4,054	$31,132	$4,324	$—	$196,365
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$43,639	$72,671	$24,138	$16,407	$4,054	$31,132	$4,324	$—	$196,365

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$326	$—	$—	$—	$—	$—	$4,986	$—	$5,312
Special Mention	—	—	—	—	—	14	8	—	22
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	410	36	12	—	65	22	26,970	508	28,023
Total	$736	$36	$12	$—	$65	$36	$31,964	$508	$33,357

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$33,707	$55,170	$17,228	$—	$786	$2,988	$—	$—	$109,879
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	2,121	—	—	—	—	—	—	—	2,121
Total	$35,828	$55,170	$17,228	$—	$786	$2,988	$—	$—	$112,000

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$4,444	$3,349	$428	$35	$89	$154	$655	$—	$9,154
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	65	—	—	—	—	—	65
Total	$4,444	$3,349	$493	$35	$89	$154	$655	$—	$9,219

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	31	38	45	—	—	13	46	—	173
Total	$31	$38	$45	$—	$—	$13	$46	$—	$173

Current-period gross charge-offs	$2	$—	$—	$—	$—	$—	$—	$—	$2

(1) All loans not formally rated were accruing as of September 30, 2024 and December 31, 2023.

At September 30, 2024 and December 31, 2023, the Company had no consumer mortgage loans secured by residential real estate property in the process of foreclosure.

For the three and nine months ended September 30, 2024 and 2023, the Company did not provide loan restructurings involving borrowers that are experiencing financial difficulty.

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

Total expense related to the 401(k) plan for the three and nine months ended September 30, 2024 amounted to $121,000 and $365,000, respectively. Total expense related to the 401(k) plan for the three and nine months ended September 30, 2023 amounted to $120,000 and $351,000, respectively.

Employee Incentive Plan

The Company provides an employee incentive plan which is approved annually by the Board of Directors, based on various factors. The employee incentive plan expense for the three and nine months ended September 30, 2024 amounted to $354,000 and $1,041,000, respectively. The employee incentive plan expense for the three and nine months ended September 30, 2023 amounted to $363,000 and $1,077,000, respectively.

Supplemental Executive Retirement Plan (SERP)

The Company formed a SERP for certain executive officers. The SERP provides nonfunded retirement benefits designed to supplement benefits available through the Bank’s other retirement plans for employees.

The liability for the SERP amounted to $1,064,000 and $1,106,000 as of September 30, 2024 and December 31, 2023, respectively. The expense for the three and nine months ended September 30, 2024 amounted to $13,000 and $38,000, respectively. For the three and nine months ended September 30, 2023, the credit to expense recorded was $19,000 and $58,000, respectively.

Director Fee Continuation Plan (DFCP)

Effective January 1, 2017, the Company established a Director Fee Continuation Plan which provides supplemental retirement benefits for directors. Under the DFCP, individuals who are directors as of the effective date of the DFCP are 100% vested in their benefits. Individuals who become directors after the effective date shall be fully vested in their accounts after having served on the Board of Directors for twelve years. The liability for the DFCP amounted to $823,000 and $769,000 as of September 30, 2024 and December 31, 2023, respectively. The expense for the three and nine months ended September 30, 2024 amounted to $28,000 and $84,000, respectively. The expense for the three and nine months ended September 30, 2023 amounted to $23,000 and $67,000, respectively.

Supplemental Executive Retirement Agreement

On January 1, 2018, the Company entered into a supplemental executive retirement agreement with a named executive officer whereby the Company is obligated to provide post-retirement salary continuation benefits equal to 60% of the executive officer’s final average compensation, as defined. Benefits are 100% vested, commence upon retirement, and are payable based on a ten-year certain and life annuity. The liability amounted to $3,339,000 and $3,200,000 as of September 30, 2024 and December 31, 2023, respectively. The expense recognized for the three and nine months ended September 30, 2024 amounted to $46,000 and $139,000, respectively. The expense recognized for the three and nine months ended September 30, 2023 amounted to $30,000 and $89,000, respectively.

Executive Deferred Compensation Plans

In 2021 and 2023, the Company entered into deferred compensation plans with two named executive officers that allow the Company to make contributions to an account for the executive officers each year, as of January 1, based on the prior year’s performance and the Company's intent is that the contribution equal 10% of the executive officers' salaries and bonuses. The Company may make other contributions to the deferred compensation plans, at its discretion, at other times during the year. The expense recognized under the deferred compensation plans for the three and nine months ended September 30, 2024 amounted to $24,000 and $71,000, respectively. The expense recognized under the deferred compensation plans for the three and nine months ended September 30, 2023 amounted to $41,000 and $63,000, respectively.

Deferred Compensation Plan for Directors

The Company maintains the Everett Co-operative Bank Deferred Compensation Plan for Directors (the “Director Deferred Compensation Plan”) to allow for certain tax planning opportunities and additional retirement income for directors of the Company. All non-employee directors are eligible to participate in the Director Deferred Compensation Plan. Under the Director Deferred Compensation Plan, directors may elect to defer the receipt of up to 100% of their director fees. Participants are always 100% vested in their deferred fees and any interest credited to those deferrals. Earnings are credited to a participant’s deferrals each year and are indexed to the highest certificate of deposit rate offered by the Bank on January 1st of each year. The liability for the Director Deferred Compensation Plan amounted to $724,000 and $698,000 as of September 30, 2024 and December 31, 2023, respectively.

Employment and Change in Control Agreements

The Company entered into Change in Control agreements with certain executive officers, which provide severance payments in the event of the executive’s involuntary or constructive termination of employment, including upon a termination following a change in control as defined in the agreements.

Survivor Benefit Plan

The Company entered into Survivor Benefit Plan Participation Agreements with a group of employees whereby the Company is obligated to provide up to two years of recognized compensation, as defined, to the beneficiary if the participant dies while employed by the Company. There was no expense recorded during the three and nine months ended September 30, 2024 and 2023.

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

Total compensation expense recognized in connection with the ESOP was $124,000 and $356,000 for the three and nine months ended September 30, 2024, respectively. Total compensation expense recognized in connection with the ESOP was $114,000 and $365,000 for the three and nine months ended September 30, 2023, respectively. The following table presents share information held by the ESOP:

	As of September 30, 2024	As of December 31, 2023
	(Dollars in thousands)

Allocated shares	70,438	72,017
Shares committed to be released	27,476	-
Unallocated shares	633,142	660,618
Total shares	731,056	732,635
Fair value of unallocated shares	$9,067	$8,297

NOTE 6 - STOCK-BASED COMPENSATION

On September 7, 2023, the Company adopted the ECB Bancorp, Inc. 2023 Equity Incentive Plan ("2023 Equity Plan”). The 2023 Equity Plan provides 1,248,133 shares of common stock for equity based compensation awards including restricted stock awards, restricted stock units, stock options, and incentive stock options.

The following table summarizes the Company's stock option activities for the periods indicated:

	Three months ended		Nine months ended
	September 30, 2024		September 30, 2024
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Non-vested balance at beginning of period	763,969	$10.50	763,969	$10.50
Granted	-	-	-	-
Exercised	-	-	-	-
Vested	34,992	11.80	34,992	11.80
Forfeited or expired	-	-	-	-
Non-vested balance at end of period	728,977	$10.44	728,977	$10.44

	Three months ended		Nine months ended
	September 30, 2023		September 30, 2023
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Non-vested balance at beginning of period	-	$-	-	$-
Granted	174,960	11.80	174,960	11.80
Exercised	-	-	-	-
Vested	-	-	-	-
Forfeited or expired	-	-	-	-
Non-vested balance at beginning of period	174,960	$11.80	174,960	$11.80

The restricted stock awards are measured based on grant-date fair value, which reflects the closing price of our stock on the date of grant. All of the restricted stock awards which have been granted to date vest over five years in equal portions beginning on the first anniversary date of the restricted stock award. The following table summarizes the Company's restricted stock award activities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at beginning of period	305,957	$10.50	305,957	$10.50
Granted	1,000	13.00	1,000	13.00
Vested	13,997	11.80	13,997	11.80
Forfeited	-	-	-	-
Balance at end of period	292,960	$10.45	292,960	$10.45

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at beginning of period	-	$-	-	$-
Granted	69,984	11.80	69,984	11.80
Vested	-	-	-	-
Forfeited	-	-	-	-
Balance at end of period	69,984	$11.80	69,984	$11.80

The following table represents the compensation expense and income tax benefits recognized for stock options and restricted stock awards for the periods indicated:

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2024		September 30, 2023
	(in thousands)
Stock-based compensation expense
Stock options	$166	$495	$10	$10
Restricted stock awards	162	482	10	10
Total stock-based compensation expense	$328	$977	$20	$20
Related tax benefits recognized in earnings	$71	$211	$6	$6

The following table sets forth the total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized as of the date indicated:

	September 30, 2024		December 31, 2023
	Amount	Weighted average period	Amount	Weighted average period
	(Dollars in thousands)
Stock options	$2,667	4.05	$3,162	4.80
Restricted stock awards	2,612	4.05	3,081	4.80
Total	$5,279		$6,243

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2024 and December 31, 2023.

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

As of September 30, 2024 and December 31, 2023, the following summarizes assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
		Markets for	Observable	Inputs
		Identical Assets	Inputs	Level 3
		Level 1	Level 2
		(in thousands)
September 30, 2024
Assets:
Available-for-sale securities
Agency mortgage-backed securities	$4,163	—	4,163	—
Total assets measured at fair value on a recurring basis	$4,163	$—	$4,163	$—

Liabilities:
Derivative instruments	$1,250	$—	$1,250	$—
Total liabilities measured at fair value on a recurring basis	$1,250	$—	$1,250	$—

December 31, 2023
Assets:
Available-for-sale securities
Corporate bonds	$5,003	$—	$5,003	$—
Total assets measured at fair value on a recurring basis	$5,003	$—	$5,003	$—

Under certain circumstances, the Company makes adjustments to its assets and liabilities although they are not measured at fair value on an ongoing basis.

As of September 30, 2024 and December 31, 2023, the Bank had no assets or liabilities for which a nonrecurring change in fair value had been recorded.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. At September 30, 2024 and December 31, 2023, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

The following table represents the fair value of financial instruments that are not measured at fair value at September 30, 2024 and December 31, 2023.

	September 30, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$119,630	$119,630	$119,630	$-	$-
Held-to-maturity securities	77,233	72,841	-	72,841	-
Federal Home Loan Bank stock	9,850	9,850	-	9,850	-
Loans, net	1,114,943	1,039,071	-	-	1,039,071
Loans held for sale	703	703	-	703	-
Accrued interest receivable	4,164	4,164	4,164	-	-

Financial liabilities:
Deposits, other than certificates of deposit	$362,783	$362,783	$-	$362,783	$-
Certificates of deposit	581,542	583,113	-	583,113	-
Federal Home Loan Bank advances	234,000	237,619	-	237,619	-
Accrued interest payable	2,351	2,351	2,351	-	-

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$119,036	$119,036	$119,036	$-	$-
Held-to-maturity securities	76,979	70,590	-	70,590	-
Federal Home Loan Bank stock	9,892	9,892	-	9,892	-
Loans, net	1,039,789	952,867	-	-	952,867
Accrued interest receivable	3,766	3,766	3,766	-	-

Financial liabilities:
Deposits, other than certificates of deposit	$369,711	$369,711	$-	$369,711	$-
Certificates of deposit	498,503	495,551	-	495,551	-
Federal Home Loan Bank advances	234,000	233,878	-	233,878	-
Accrued interest payable	2,191	2,191	2,191	-	-

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

Amounts of financial instruments whose contract amounts represent off-balance sheet credit risk are as follows as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(in thousands)

Commitments to originate loans	$33,370	$22,701
Commitments to purchase loans	920	415
Unadvanced funds on lines of credit	78,041	78,378
Unadvanced funds on construction loans	46,974	53,013
Letters of credit	50	-
	$159,355	$154,507

The Bank accrues for credit losses related to off-balance sheet financial instruments. Potential losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for credit losses, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $761,000 and $756,000 as of September 30, 2024 and December 31, 2023, respectively. For the three and nine months ended September 30, 2024, provision recorded for off-balance sheet commitments was $4,000 and $5,000, respectively. For the three and nine months ended September 30, 2023, a benefit was recorded for off-balance sheet commitments for $6,000 and $214,000, respectively. The provision and benefit for off-balance sheet commitments are recorded with provision for credit losses on the consolidated statements of income.

NOTE 9 – OTHER COMPREHENSIVE (LOSS) INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive (loss) income and related tax effects are as follows for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Available-for-sale securities:
Net unrealized holding (losses) gains on available-for-sale securities	$(12)	$(2)	$(15)	$(4)
Reclassification adjustment for realized gains in net income	—	—	—	—
Total	(12)	(2)	(15)	(4)
Income tax benefit	3	—	3	1
Net-of-tax amount	(9)	(2)	(12)	(3)

Net change in fair value of cash flow hedges
Change in fair value of cash flow hedges	$(1,615)	$—	$(639)	$—
Reclassification adjustment for cash flow hedge gains into net income	(232)	—	(611)	—
Total	(1,847)	—	(1,250)	—
Income expense benefit	519	—	352	—
Net-of-tax amount	(1,328)	—	(898)	—

Other comprehensive (loss) income, net of tax	$(1,337)	$(2)	$(910)	$(3)

Accumulated other comprehensive income as of September 30, 2024 and December 31, 2023 consists of unrecognized benefit costs, net of taxes, unrealized holding gains on securities available for sale, net of tax, and fair value of cash flow hedges, net of tax as follows:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Net unrealized holding (losses) gains on securities available-for-sale, net of tax	$(9)	$3
Unrecognized SERP gain, net of tax	56	56
Unrecognized DFCP gain, net of tax	70	70
Fair value of cash flow hedges, net of tax	(898)	—

Accumulated other comprehensive (loss) income	$(781)	$129

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

Management believes, as of September 30, 2024, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2024, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of the dates indicated:

			Minimum For Capital		Minimum To Be Well
			Adequacy Purposes		Capitalized Under
			Plus Capital		Prompt Corrective
	Actual		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of September 30, 2024
Total Capital (to Risk Weighted Assets)	$153,215	16.80%	$95,755	10.50%	$91,196	10.00%
Tier 1 Capital (to Risk Weighted Assets)	143,386	15.72%	77,516	8.50%	72,956	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	143,386	15.72%	63,837	7.00%	59,277	6.50%
Tier 1 Capital (to Average Assets)	143,386	10.67%	53,776	4.00%	67,220	5.00%

As of December 31, 2023
Total Capital (to Risk Weighted Assets)	$149,014	17.30%	$90,440	10.50%	$86,133	10.00%
Tier 1 Capital (to Risk Weighted Assets)	139,667	16.22%	73,213	8.50%	68,907	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	139,667	16.22%	60,293	7.00%	55,987	6.50%
Tier 1 Capital (to Average Assets)	139,667	11.31%	49,406	4.00%	61,758	5.00%

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
Net income allocated to common stock	$1,133	$1,341	$2,545	$3,667

Weighted-average common shares outstanding used to calculate basic earnings per common share	8,240,602	8,486,577	8,268,550	8,485,936
Add: Dilutive effect of restricted stock awards	103,134	—	85,620	—
Weighted-average common shares outstanding used to calculate diluted earnings per common share	8,343,736	8,486,577	8,354,170	8,485,936

Earnings per common share
Basic	$0.14	$0.16	$0.31	$0.43
Diluted	$0.14	$0.16	$0.30	$0.43

For the three and nine months ended September 30, 2024, the shares that were anti-dilutive, and therefore excluded from the calculation of diluted earnings per share, included options to purchase 763,969 shares of common stock. For the three and nine months ended September 30, 2023, the shares that were anti-dilutive, and therefore excluded from the calculation of diluted earnings per share, included options to purchase 174,960 shares of common stock and 69,984 shares of restricted stock awards.

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

Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives that are designated as and that qualify as cash flow hedges are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a quantitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially, and continue to be, highly effective at September 30, 2024.

The following table reflects the Company's derivative position at the date indicated below for the interest rate swaps:

As of September 30, 2024
(Dollars in thousands)
Notional amount	$60,000
Weighted-average pay rate	3.80%
Weighted-average receive rate	5.14%
Weighted-average maturity in years	4.00

The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of September 30, 2024:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$-	Other liabilities	$(1,250)
Total		$-		$(1,250)

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $10,000 to be reclassified as a decrease to interest expense from OCI related to the Company’s cash flow hedges in the twelve months following September 30, 2024. This reclassification is due to anticipated payments that will be received on the swaps based upon the forward curve at September 30, 2024.

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 4.6 years.

The pre-tax effects of cash flow hedges on accumulated other comprehensive income and current earnings for the period indicated are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2024
	(in thousands)
Interest rate swaps
Amount of loss recognized in OCI on derivatives	$(1,847)	$(1,250)
Gain reclassified from OCI into interest expense	$(232)	$(611)

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty not secured by variation margin plus any initial margin collateral posted. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. As of September 30, 2024, the Company has pledged cash collateral to a derivative counterparty totaling $2,240,000. The Company may need to post additional collateral or may receive additional collateral in the future in proportion to potential changes in the overall unrealized gain or loss position.

The Company had no derivatives as of December 31, 2023. There was no OCI or interest expense related to cash flow hedges recognized for the three and nine months ended September 30, 2023.

NOTE 13 - SUBSEQUENT EVENTS

Management has reviewed events occurring through November 8, 2024, the date the unaudited consolidated financial statements were issued and determined that no subsequent events occurred requiring adjustment to or disclosure in these unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2024 and 2023 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Total Assets. Total assets increased $77.6 million, or 6.1%, to $1.36 billion at September 30, 2024 from $1.28 billion at December 31, 2023. The increase was primarily the result of increases in loans.

Cash and Cash Equivalents. Cash and cash equivalents increased $594,000, or 0.5%, to $119.6 million at September 30, 2024 from $119.0 million at December 31, 2023.

Investment Securities Available for Sale. Investment securities available for sale decreased $840,000, or 16.8%, to $4.2 million as of September 30, 2024 from $5.0 million as of December 31, 2023. The decrease was due to maturities and was partially offset by purchases. No securities were sold during the nine months ended September 30, 2024.

Investment Securities Held to Maturity. Investment securities held to maturity increased $254,000, or 0.3%, to $77.2 million as of September 30, 2024 from $77.0 million as of December 31, 2023 due to purchases of investment securities partially offset by principal paydowns and maturities.

Loans. Gross loans increased $75.9 million, or 7.2%, to $1.12 billion at September 30, 2024 from $1.05 billion at December 31, 2023.

•
Multi-family real estate loans increased $39.6 million, or 13.8%, to $327.0 million at September 30, 2024 from $287.4 million at December 31, 2023.
•
Commercial real estate loans increased $26.3 million, or 13.4%, to $222.7 million at September 30, 2024 from $196.4 million at December 31, 2023.
•
Residential real estate loans increased $9.2 million, or 2.3%, to $419.4 million at September 30, 2024 from $410.1 million at December 31, 2023.
•
Home equity lines of credit increased $6.1 million, or 18.2%, to $39.4 million at September 30, 2024 from $33.4 million at December 31, 2023.
•
Commercial loans increased $5.3 million, or 57.4%, to $14.5 million at September 30, 2024 from $9.2 million at December 31, 2023.

•
Construction loans decreased $10.6 million, or 9.5%, to $101.4 million at September 30, 2024 from $112.0 million at December 31, 2023.

Federal Home Loan Bank stock. The Federal Home Loan Bank (FHLB) is a cooperative bank that provides services to its member banking institutions. The primary reason for our membership in the FHLB is to gain access to a reliable source of wholesale funding and as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. We purchase and/or are subject to redemption of FHLB stock proportional to the volume of funding received and view the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. We held an investment in FHLB stock of $9.9 million at September 30, 2024 and December 31, 2023.

Bank-owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Bank-owned life insurance increased $353,000, or 2.4%, to $14.8 million at September 30, 2024 from $14.5 million at December 31, 2023. The increase was due to an increase of $353,000 in the cash surrender value of our bank-owned life insurance portfolio during the nine months ended September 30, 2024.

Deposits. Deposits increased $76.1 million, or 8.8%, to $944.3 million at September 30, 2024 from $868.2 million at December 31, 2023.

•
Certificates of deposit increased $83.0 million, or 16.7%, to $581.5 million at September 30, 2024 from $498.5 million at December 31, 2023.
•
Money market deposit accounts increased $32.1 million, or 24.4%, to $163.4 million at September 30, 2024 from $131.4 million at December 31, 2023.
•
Savings accounts decreased $31.5 million, or 22.8%, to $106.4 million at September 30, 2024 from $137.8 million at December 31, 2023.
•
Demand deposit accounts decreased $4.3 million, or 5.5%, to $74.1 million at September 30, 2024 from $78.3 million at December 31, 2023.
•
Interest-bearing checking accounts decreased $3.2 million, or 14.5%, to $18.9 million at September 30, 2024 from $22.2 million at December 31, 2023

Core deposits (defined as all deposits other than certificates of deposit) decreased $6.9 million, or 1.9%, to $362.8 million at September 30, 2024 from $369.7 million at December 31, 2023.

Federal Home Loan Bank Advances. Advances from the Federal Home Loan Bank remained unchanged at $234.0 million from December 31, 2023 to September 30, 2024.

Shareholders' Equity. Total shareholders' equity increased $1.1 million, or 0.7%, to $166.0 million at September 30, 2024 from $164.9 million at December 31, 2023. This increase is primarily the result of net income of $2.5 million. Partially offsetting this increase in shareholders' equity was a decrease in accumulated other comprehensive income ("AOCI") of $910,000 and a decrease in additional paid-in capital of $761,000. The decrease in AOCI was driven by a decrease in the fair value of cash flow hedges entered into during the nine months ended September 30, 2024. The decrease in additional paid in capital was driven by $1.8 million in shares repurchased under our share repurchase plan, partially offset by an increase in additional paid in capital of $1.1 million related to stock based compensation and ESOP shares committed to be released. The book value per share increased $0.39 to $18.14 at September 30, 2024 from $17.75 at December 31, 2023.

Comparison of Operating Results for the Three Months Ended September 30, 2024 and September 30, 2023

Net Income. We recorded net income of $1.1 million for the three months ended September 30, 2024, compared to net income of $1.3 million for the three months ended September 30, 2023. The decrease in net income was driven by an increase in net interest and dividend income, which was more than offset by an increase in provision for credit losses and an increase in noninterest expense.

Interest and Dividend Income. Interest and dividend income increased $3.0 million, or 21.1%, to $17.2 million for the three months ended September 30, 2024 from $14.2 million for the three months ended September 30, 2023. This increase was due to a $2.5 million increase in interest and fees on loans, an $80,000 increase in interest and dividends on investment securities and a $373,000 increase in interest on short term investments. The increase in interest and fees on loans was driven by an increase of $119.6 million in the average balance of the loan portfolio to $1.12 billion for the three months ended September 30, 2024 from $1.00 billion for the three months ended September 30, 2023, as well as an increase in the average yield of 39 basis points to 5.27% during the three months ended September 30, 2024 from 4.88% during the three months ended September 30, 2023. The yield for the three months ended September 30, 2024 benefited from new loans with higher rates as well as adjustable rate loans repricing higher. The increase in interest and dividend income on investment securities was driven by an increase in the yield on securities of 42 basis points to 3.00% during the three months ended September 30, 2024 from 2.58% during the three months ended September 30, 2023. The increase in other interest income resulted primarily from an increase of $27.3 million in the average balance of short term investments to $110.5 million for the three months ended September 30, 2024 from $83.2 million for the three months ended September 30, 2023.

Average interest-earning assets increased $145.3 million, to $1.31 billion for the three months ended September 30, 2024 from $1.17 billion for the three months ended September 30, 2023. The yield on interest-earning assets increased 39 basis points to 5.14% for the three months ended September 30, 2024 from 4.75% for the three months ended September 30, 2023.

Interest Expense. Total interest expense increased $2.8 million, or 34.5%, to $10.9 million for the three months ended September 30, 2024 from $8.1 million for the three months ended September 30, 2023. Interest expense on deposit accounts increased $3.0 million, or 50.5%, to $8.8 million for the three months ended September 30, 2024 from $5.8 million for the three months ended September 30, 2023, primarily due to an increase in the average balance of interest-bearing deposits of $165.7 million, or 23.2%, to $879.2 million for the three months ended September 30, 2024 from $713.5 million for the three months ended September 30, 2023 as well as an increase in the cost of interest-bearing deposits of 73 basis points to 3.98% for the three months ended September 30, 2024 from 3.25% for the three months ended September 30, 2023. Interest expense on FHLB advances decreased $168,000, or 7.5%, to $2.1 million for the three months ended September 30, 2024 from $2.2 million for the three months ended September 30, 2023, primarily due to a decrease in the average balance of FHLB advances of $15.1 million, or 6.8%, to $208.2 million for the three months ended September 30, 2024 from $223.3 million for the three months ended September 30, 2023, and a decrease in the cost of FHLB advances of 2 basis points to 3.95% for the three months ended September 30, 2024 from 3.97% for the three months ended September 30, 2023.

Net Interest and Dividend Income. Net interest and dividend income increased $205,000, or 3.4%, to $6.3 million for the three months ended September 30, 2024 from $6.1 million for the three months ended September 30, 2023, primarily due to a $145.3 million increase in the average balance of interest-earning assets during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, partially offset by a decrease in net interest margin of 15 basis points to 1.85% for the three months ended September 30, 2024 from 2.00% for the three months ended September 30, 2023. The decrease in the net interest margin was due to an increase in the cost of interest-bearing liabilities that exceeded the increase in the yield on interest-earning assets resulting from the significant increase in market interest rates that directly impact our funding costs.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, a provision for credit losses of $46,000 was recorded for the three months ended September 30, 2024, compared to a benefit for credit losses of $184,000 for the three months ended September 30, 2023. The increase in the provision was driven by higher loan growth during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. In addition, the three months ended September 30, 2023 included a shift in the mix of our loan portfolio to loan segments with lower estimated credit loss reserve requirements.

Noninterest Income. Noninterest income decreased $18,000, or 5.6%, to $304,000 for the three months ended September 30, 2024 from $322,000 for the three months ended September 30, 2023. The decrease was driven by lower income from bank-owned life insurance as the third quarter of 2023 included a $72,000 gain recognized into income from a life insurance policy death benefit. Partially offsetting this decrease were increases in both net gains on sales of loans and customer service fees. The table below sets forth our noninterest income for three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Customer service fees	$142	$123	$19	15.4%
Income from bank-owned life insurance	119	175	(56)	(32.0)
Net gain on sales of loans	27	9	18	200.0
Other	16	15	1	6.7
Total noninterest income	$304	$322	$(18)	(5.6)%

Noninterest Expense. Noninterest expense increased $200,000, or 4.2%, to $5.0 million for the three months ended September 30, 2024 from $4.8 million for the three months ended September 30, 2023. Significant changes are as follows:

•
Salaries and employee benefits increased $288,000, or 9.9%, driven by $245,000 in stock based compensation recorded during the three months ended September 30, 2024, related to the 2023 Equity Incentive Plan. There were no stock based compensation costs recorded during the three months ended September 30, 2023 as the employee stock awards were granted in the fourth quarter of 2023;
•
Director compensation increased $70,000, or 50.4%, driven by $83,000 in stock based compensation recorded during the three months ended September 30, 2024 as compared to $20,000 in stock based compensation recorded during the three months ended September 30, 2023. The director stock awards were granted at the end of the three months ended September 30, 2023;
•
Advertising and promotions decreased $42,000, or 20.9%. We have strategically reduced certain advertising costs in an effort to manage overall noninterest expenses; and
•
Professional fees decreased $64,000, or 21.1%, primarily due to higher legal and consulting costs during the three months ended September 30, 2023 related to operating a new publicly traded company.

The table below sets forth our noninterest expense for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,202	$2,914	$288	9.9%
Director compensation	209	139	70	50.4
Occupancy and equipment	250	243	7	2.9
Data processing	288	275	13	4.7
Computer software and licensing fees	109	111	(2)	(1.8)
Advertising and promotions	159	201	(42)	(20.9)
Professional fees	240	304	(64)	(21.1)
FDIC deposit insurance	189	206	(17)	(8.3)
Other expense	365	418	(53)	(12.7)
Total noninterest expense	$5,011	$4,811	$200	4.2%

Income Tax Expense. We recorded a provision for income tax expense of $405,000 for the three months ended September 30, 2024, compared to a provision for income tax expense of $440,000 for the three months ended September 30, 2023, reflecting effective tax rates of 26.3% and 24.7%, respectively.

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

	For the Three Months Ended September 30,
	2024			2023
	Average Outstanding Balance	Interest	Yield/ Rate(5)	Average Outstanding Balance	Interest	Yield/ Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,121,335	$14,849	5.27%	$1,001,686	$12,313	4.88%
Securities (1)	79,700	601	3.00	81,446	530	2.58
Short term investments	110,497	1,501	5.41	83,194	1,130	5.39
Interest-bearing time deposits	115	2	5.45	-	-	0.00
Total interest-earning assets	1,311,647	16,953	5.14%	1,166,326	13,973	4.75%
Non-interest-earning assets	33,278			33,337
Total assets	$1,344,925			$1,199,663

Interest-bearing liabilities:
Checking accounts	18,301	3	0.07%	21,135	4	0.08%
Savings accounts	108,303	764	2.81	169,767	1,109	2.59
Money market accounts	160,517	1,467	3.64	94,988	579	2.42
Certificates of deposit	592,074	6,561	4.41	427,561	4,151	3.85
Total interest-bearing deposits	879,195	8,795	3.98	713,451	5,843	3.25
Federal Home Loan Bank advances	208,239	2,069	3.95	223,348	2,237	3.97
Total interest-bearing liabilities	1,087,434	10,864	3.97%	936,799	8,080	3.42%
Non-interest-bearing demand deposits	77,801			85,577
Non-interest-bearing liabilities	12,528			11,499
Total liabilities	1,177,763			1,033,875
Shareholders' Equity	167,162			165,788
Total liabilities and shareholders' equity	$1,344,925			$1,199,663

Net interest income		$6,089			$5,893
Net interest rate spread (2)			1.17%			1.33%
Net interest-earning assets (3)	$224,213			$229,527
Net interest margin (4)			1.85%			2.00%

Average interest-earning assets to interest- bearing liabilities			120.62%			124.50%

(1) Excludes interest and dividends on cost method investments of $202,000 and $193,000 for the three months ended September 30, 2024 and 2023, respectively.

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

	Three Months Ended September 30, 2024 vs. 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,517	$1,019	$2,536
Securities	(12)	83	71
Short term investments	367	4	371
Interest-bearing time deposits	2	—	2
Total interest-earning assets	$1,874	$1,106	$2,980

Interest-bearing liabilities:
Checking accounts	$(1)	$—	$(1)
Savings accounts	(430)	85	(345)
Money market accounts	513	375	888
Certificates of deposit	1,752	658	2,410
Total interest-bearing deposits	1,834	1,118	2,952
Federal Home Loan Bank advances	(156)	(12)	(168)
Total interest-bearing liabilities	$1,678	$1,106	$2,784

Change in net interest income	$196	$—	$196

Comparison of Operating Results for the Nine Months Ended September 30, 2024 and September 30, 2023

Net Income. We recorded net income of $2.5 million for the nine months ended September 30, 2024, compared to net income of $3.7 million for the nine months ended September 30, 2023. The decrease in net income was driven by an increase in noninterest expense as well as a decrease in net interest and dividend income, partially offset by a lower provision for credit losses as well as higher noninterest income.

Interest and Dividend Income. Interest and dividend income increased $9.4 million, or 23.5%, to $49.2 million for the nine months ended September 30, 2024 from $39.9 million for the nine months ended September 30, 2023. This increase was due to a $7.1 million increase in interest and fees on loans, a $396,000 increase in interest and dividends on investment securities and a $1.9 million increase in interest on short term investments. The increase in interest and fees on loans was driven by an increase of $111.1 million in the average balance of the loan portfolio to $1.09 billion for the nine months ended September 30, 2024 from $981.1 million for the nine months ended September 30, 2023, as well as an increase in the average yield of 37 basis points to 5.19% during the nine months ended September 30, 2024 from 4.82% during the nine months ended September 30, 2023. The yield for the nine months ended September 30, 2024 benefited from new loans with higher rates as well as adjustable rate loans repricing higher. The increase in interest and dividend income on investment securities was driven by an increase in the yield on securities of 36 basis points to 2.88% during the nine months ended September 30, 2024 from 2.52% during the nine months ended September 30, 2023. The increase in other interest income resulted primarily from an increase of $40.9 million in the average balance of short term investments to $108.2 million for the nine months ended September 30, 2024 from $67.3 million for the nine months ended September 30, 2023 as well as an increase in the yield on short term investments of 35 basis points to 5.45% during the nine months ended September 30, 2024 from 5.10% during the nine months ended September 30, 2023. The increase in yield was driven by increases in the rate paid on reserves at the Federal Reserve Bank.

Average interest-earning assets increased $150.4 million, to $1.28 billion for the nine months ended September 30, 2024 from $1.13 billion for the nine months ended September 30, 2023. The yield on interest-earning assets increased 40 basis points to 5.07% for the nine months ended September 30, 2024 from 4.67% for the nine months ended September 30, 2023.

Interest Expense. Total interest expense increased $10.0 million, or 47.6%, to $31.0 million for the nine months ended September 30, 2024 from $21.0 million for the nine months ended September 30, 2023. Interest expense on deposit accounts increased

$9.7 million, or 65.2%, to $24.5 million for the nine months ended September 30, 2024 from $14.8 million for the nine months ended September 30, 2023. The increase was primarily due to an increase in the average balance of interest-bearing deposits of $150.5 million, or 21.8%, to $839.4 million for the nine months ended September 30, 2024 from $688.9 million for the nine months ended September 30, 2023 as well as an increase in the cost of interest-bearing deposits of 102 basis points to 3.90% for the nine months ended September 30, 2024 from 2.88% for the nine months ended September 30, 2023. Interest expense on FHLB advances increased $337,000, or 5.4%, to $6.6 million for the nine months ended September 30, 2024 from $6.2 million for the nine months ended September 30, 2023, primarily due to an increase in the average balance of FHLB advances of $6.1 million, or 2.8%, to $219.5 million for the nine months ended September 30, 2024 from $213.4 million for the nine months ended September 30, 2023 as well as an increase in the cost of FHLB advances of 10 basis points to 3.99% for the nine months ended September 30, 2024 from 3.89% for the nine months ended September 30, 2023. The increase in FHLB advances was used to fund loan growth and for liquidity management.

Net Interest and Dividend Income. Net interest and dividend income decreased $646,000, or 3.4%, to $18.2 million for the nine months ended September 30, 2024 from $18.9 million for the nine months ended September 30, 2023, primarily due to a decrease in the net interest margin of 35 basis points to 1.83% for the nine months ended September 30, 2024 from 2.18% for the nine months ended September 30, 2023. The decrease in the net interest margin was due to an increase in the cost of interest-bearing liabilities that exceeded the increase in the yield on interest-earning assets resulting from the significant increase in market interest rates that directly impact our funding costs.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, a provision for credit losses of $485,000 was recorded for the nine months ended September 30, 2024, compared to a provision for credit losses of $696,000 for the nine months ended September 30, 2023. The decrease in the provision for credit losses was driven by lower loan growth during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Noninterest Income. Noninterest income increased $107,000, or 13.5%, to $898,000 for the nine months ended September 30, 2024 from $791,000 for the nine months ended September 30, 2023. The increase was driven by increases in net gains on sales of loans and customer service fees. The table below sets forth our noninterest income for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Customer service fees	$426	$375	$51	13.6%
Income from bank-owned life insurance	353	372	(19)	(5.1)
Net gain on sales of loans	80	13	67	515.4
Other	39	31	8	25.8
Total noninterest income	$898	$791	$107	13.5%

Noninterest Expense. Noninterest expense increased $1.2 million, or 8.3%, to $15.2 million for the nine months ended September 30, 2024 from $14.0 million for the nine months ended September 30, 2023. Significant changes are as follows:

•
Salaries and employee benefits increased $1.0 million, or 11.8%, driven by $729,000 in stock based compensation recorded during the nine months ended September 30, 2024, related to the 2023 Equity Incentive Plan. There were no stock based compensation costs during the nine months ended September 30, 2023 related to this plan as the employee stock awards were granted in the fourth quarter of 2023;
•
Director compensation increased $247,000, or 65.2%, driven by $248,000 in stock based compensation recorded in the nine months ended September 30, 2024 as compared to $20,000 in stock based compensation costs recorded during the nine months ended September 30, 2023. The director stock awards were granted at the end of the third quarter of 2023;
•
Occupancy and equipment costs increased $93,000, or 13.4%, primarily due to our new branch in Woburn, MA;
•
Advertising and promotions decreased $180,000, or 31.3%. We have strategically reduced certain advertising costs in an effort to manage overall noninterest expenses; and
•
Professional fees decreased $131,000, or 13.6%, primarily due to higher legal and consulting costs during the nine months ended September 30, 2023 related to operating a new publicly traded company.

The table below sets forth our noninterest expense for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$9,643	$8,623	$1,020	11.8%
Director compensation	626	379	247	65.2
Occupancy and equipment	788	695	93	13.4
Data processing	883	810	73	9.0
Computer software and licensing fees	318	282	36	12.8
Advertising and promotions	396	576	(180)	(31.3)
Professional fees	831	962	(131)	(13.6)
FDIC deposit insurance	561	613	(52)	(8.5)
Other expense	1,140	1,076	64	5.9
Total noninterest expense	$15,186	$14,016	$1,170	8.3%

Income Tax Expense. Income tax expense decreased $376,000, or 29.8%, to $887,000 for the nine months ended September 30, 2024 from $1.3 million for the nine months ended September 30, 2023. The effective tax rate was 25.8% and 25.6% for the nine months ended September 30, 2024 and 2023, respectively.

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

	For the Nine Months Ended September 30,
	2024			2023
	Average Outstanding Balance	Interest	Yield/ Rate(5)	Average Outstanding Balance	Interest	Yield/ Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,092,216	$42,468	5.19%	$981,116	$35,362	4.82%
Securities (1)	79,974	1,722	2.88	81,562	1,539	2.52
Short term investments	108,233	4,418	5.45	67,286	2,566	5.10
Interest-bearing time deposits	39	2	5.40	84	1	2.29
Total interest-earning assets	1,280,462	48,610	5.07%	1,130,048	39,468	4.67%
Non-interest-earning assets	33,962			32,272
Total assets	$1,314,424			$1,162,320

Interest-bearing liabilities:
Checking accounts	18,904	11	0.08%	22,388	14	0.08%
Savings accounts	114,655	2,426	2.83	169,817	3,129	2.46
Money market accounts	152,526	4,114	3.60	102,054	1,508	1.98
Certificates of deposit	553,329	17,928	4.33	394,673	10,164	3.44
Total interest-bearing deposits	839,414	24,479	3.90	688,932	14,815	2.88
Federal Home Loan Bank advances	219,474	6,550	3.99	213,399	6,213	3.89
Total interest-bearing liabilities	1,058,888	31,029	3.91%	902,331	21,028	3.12%
Non-interest-bearing demand deposits	76,610			84,698
Non-interest-bearing liabilities	12,202			10,805
Total liabilities	1,147,700			997,834
Shareholders' Equity	166,724			164,486
Total liabilities and shareholders' equity	$1,314,424			$1,162,320

Net interest income		$17,581			$18,440
Net interest rate spread (2)			1.16%			1.55%
Net interest-earning assets (3)	$221,574			$227,717
Net interest margin (4)			1.83%			2.18%

Average interest-earning assets to interest- bearing liabilities			120.93%			125.24%

(1) Excludes interest and dividends on cost method investments of $624,000 and $411,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

	Nine Months Ended September 30, 2024 vs. 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$4,212	$2,894	$7,106
Securities	(30)	213	183
Short term investments	1,662	190	1,852
Interest-bearing time deposits	1	—	1
Total interest-earning assets	$5,845	$3,297	$9,142

Interest-bearing liabilities:
Checking accounts	$(2)	$(1)	$(3)
Savings accounts	(1,118)	415	(703)
Money market accounts	978	1,628	2,606
Certificates of deposit	4,736	3,028	7,764
Total deposits	4,594	5,070	9,664
Federal Home Loan Bank advances	182	155	337
Total interest-bearing liabilities	$4,776	$5,225	$10,001

Change in net interest income	$1,069	$(1,928)	$(859)

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Boston, the Federal Reserve Bank and the Atlantic Community Bankers Bank. At September 30, 2024, we had outstanding advances of $234.0 million from the Federal Home Loan Bank. At September 30, 2024, we had unused borrowing capacity of $274.2 million with the Federal Home Loan Bank, $15.1 million with the Federal Reserve Bank and $10.0 million with the Atlantic Community Bankers Bank.

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

At September 30, 2024, we had $34.3 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $78.0 million in unused lines of credit to borrowers and $47.0 million in unadvanced construction loans.

Non brokered certificates of deposit due within one year of September 30, 2024 totaled $259.8 million, or 27.5%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2025, or on our savings and money market accounts.

We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2024.

Our primary investing activity is originating loans. During the nine months ended September 30, 2024 and the year ended December 31, 2023, we originated and purchased $149.3 million and $268.1 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced net increases in deposits of $76.1 million and $150.1 million for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, the level of brokered time deposits was $125.6 million and $115.5 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. FHLB advances stayed unchanged for the nine months ended September 30, 2024, compared to an increase of $60.0 million for the year ended December 31, 2023.

For additional information, see the consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

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

At September 30, 2024, Everett Co-operative Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 10 of the notes to consolidated financial statements.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 10, 2023, the Company announced the commencement of a stock repurchase program to acquire up to 458,762 shares, or 5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company. The following table sets forth the information regarding the Company's common stock repurchase activities during the three months ended September 30, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

From July 1, 2024 to July 31, 2024	9,841	$13.17	9,841	167,936
From August 1, 2024 to August 31, 2024	12,709	$13.49	12,709	155,227
From September 1, 2024 to September 30, 2024	26,389	$13.66	26,389	128,838
Total	48,939	$13.56	48,939

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

ECB BANCORP, INC.

Date: November 8, 2024	/s/Richard J. O'Neil, Jr.
Richard J. O’Neil, Jr.
President and Chief Executive Officer

Date: November 8, 2024	/s/Brandon N. Lavertu
Brandon N. Lavertu
Senior Vice President and Chief Financial Officer