Form 10-K
period 2024-12-31
ECB Bancorp, Inc. /MD/
filed 2025-03-26
CIK 1914605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2024 of $12.48, was approximately $94.3 million.

As of March 25, 2025, there were 9,056,814 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders (Part III)

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

Since being incorporated, other than holding the common stock of Everett Co-operative Bank, engaging in share repurchases and making a loan to the Bank’s employee stock ownership plan, we have not engaged in any material business activities to date.

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

Everett Co-operative Bank was organized in 1890 and has operated continuously in Everett, Massachusetts since this time. We conduct business from our three full-service banking offices located in Everett, Lynnfield and Woburn, Massachusetts, which are located in the greater Boston metropolitan area in Middlesex and Essex Counties. Everett is adjacent to Boston and is approximately three miles from Boston’s financial district, and Lynnfield is located approximately 10 miles to the north in Essex County. Our Woburn branch, opened in 2023, is located approximately 10 miles from Boston’s financial district in Middlesex County. We consider our deposit market area to be Middlesex, Essex and Suffolk Counties, Massachusetts and our primary lending area to be these Counties as well as Norfolk County, Massachusetts, which are located primarily within the Route 128 corridor outside of Boston.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one-to-four family residential real estate loans, commercial real estate and multifamily real estate loans, construction and land loans and home equity lines of credit and loans. To a lesser extent we also originate commercial business loans and consumer loans. At December 31, 2024, $422.8 million, or 36.9%, of our total loan portfolio was comprised of one-to-four family residential real estate loans, $344.0 million, or 30.0%, of our total loan portfolio was comprised of multifamily real estate loans, $229.0 million, or 20.0%, of our total loan portfolio was comprised of commercial real estate loans, $90.9 million, or 7.9%, of our total loan portfolio was comprised of construction loans, $45.2 million, or 4.0%, of our total loan portfolio was comprised of home equity lines of credit and loans, $13.8 million, or 1.2% of our total loan portfolio was comprised of commercial business loans, and $141,000, or 0.01% of our total loan portfolio was comprised of consumer loans. We also invest in securities, consisting primarily of U.S. government and federal agency obligations, mortgage-backed securities and corporate bonds. We offer a variety of deposit accounts, including certificate of deposit accounts, IRAs, money market accounts, savings accounts and both interest-bearing and noninterest-bearing checking accounts. We historically have utilized advances from the Federal Home Loan Bank of Boston (the “FHLB”) to fund our operations and we had $234.0 million of FHLB advances outstanding at December 31, 2024. Additionally, in recent years, we have also accepted brokered deposits as a non-retail funding source to fund our operations. At December 31, 2024, we had $125.6 million of brokered deposits outstanding.

Business Strategy

One of the key features of our business strategy has been to grow our loan portfolio, primarily through an increased focus on growing our commercial real estate and multifamily lending operations. In order to execute ths growth strategy in an orderly and diligent manner, we enhanced our commercial real estate and multifamily lending infrastructure and engaged a group of experienced credit analysts. Consistent with our strategy to grow our commercial loan operations and the consequent commercial relationship opportunities, we have and will continue to upgrade our suite of deposit products and related services and have and will continue to upgrade our digital and mobile applications in order to accommodate business customers and thereby accelerate the growth in our core deposits.

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

We are similarly focused on enhancing our retail operations. To that end, the Company has developed new high yield consumer and business products as well as introducing an array of cash management services designed to attract new business relationships to the bank. In addition, in September of 2023, the Company opened a new branch in Woburn, MA, increasing our retail network to three branches. We will continue to attract and retain retail customers by emphasizing personal service, accessibility and flexibility in the face of mass market-oriented large, national and super-regional banks which maintain local branch networks in our market.

We believe that we have created, and will continue to enhance, the framework which will enable us to execute on our strategy to grow the Company through orderly and diligent loan growth, including competing for and underwriting larger individual loans and maintaining larger lending relationships. Similarly, we believe that we are well-positioned to execute on our retail growth strategy including our increased emphasis on retail sales marketing efforts by Company personnel. We have and expect to continue to invest in our personnel and information technology to support this balance sheet growth.

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

Reflecting our focus on our community, in connection with our mutual to stock conversion and initial public offering which closed in July 2022, we established the Everett Co-operative Bank Charitable Foundation (the "Foundation") and funded it with $600,000 in cash and 260,000 shares of our common stock, for a total contribution of $3,200,000 based on the $10.00 per share offering price. The purpose of this foundation is to make contributions to support various charitable organizations operating in our community now and in the future. During the year ended December 31, 2024, the Foundation made $129,000 in contributions to local non-profit charities and organizations.

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

According to the United States Department of Labor, the Boston metropolitan area was one of the United States' twelve largest metropolitan statistical areas in June 2024. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale/retail trade, to finance, technology and medical care. According to the United States Department of Labor, in December 2024, the Boston-Cambridge-Newton, Massachusetts Statistical Area had an unemployment rate of 3.8%, compared to a Massachusetts state unemployment rate of 4.1% and the national unemployment rate of 4.1%.

Based on United States census estimates, from 2010 to 2023, the populations of Middlesex and Essex Counties increased 120,867 and 66,930, respectively. The United States census estimates that the median household income from 2019-2023 for Middlesex and Essex Counties were $126,779 and $99,431, respectively, compared to median household income of $94,755 for Boston the metropolitan area, $101,341 for the Commonwealth of Massachusetts and $78,538 for the United States.

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

We are a small community savings institution and as of June 30, 2024 (the latest date for which information is available), our market share was 0.89% of total FDIC-insured deposits in Middlesex County, Massachusetts making us the 25th largest out of 48 financial institutions in Middlesex County, and our market share was 0.68% of total FDIC-insured deposits in Essex County, Massachusetts making us the 22nd largest out of 36 financial institutions in Essex County.

Lending Activities

Our principal lending activity is originating one-to-four family residential real estate loans, commercial real estate and multifamily real estate loans, construction and land loans and home equity lines of credit and loans. To a much lesser extent, we also originate commercial business loans and consumer loans. Subject to market conditions and our asset-liability analysis, we expect to continue to grow our commercial real estate and multifamily loan portfolios as well as our one-to-four family residential real estate loan portfolio. We also originate for sale and sell a portion of the fixed-rate one-to-four family residential real estate loans that we originate that generally have terms of 15 years or greater, on a servicing-released, limited or no recourse basis, while retaining shorter-term fixed-rate and all adjustable-rate one-to-four family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. We had no loans held for sale at December 31, 2024 and December 31, 2023.

	At December 31,		At December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$422,841	36.9%	$410,131	39.1%
Multi-family	343,970	30.0	287,361	27.4
Commercial	228,991	20.0	196,365	18.7
Home equity lines of credit and loans	45,154	4.0	33,357	3.2
Construction	90,894	7.9	112,000	10.7
Other loans:
Commercial loans	13,844	1.2	9,219	0.9
Consumer	141	0.0	173	0.0
	1,145,835	100.0%	1,048,606	100.0%
Less:
Net deferred loan fees	(502)		(226)
Allowance for credit losses	(8,884)		(8,591)
Total loans, net	$1,136,449		$1,039,789

Loan Portfolio Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the tables present contractual maturities and do not reflect repricing or the effect of prepayments, actual maturities may differ.

	One year or less	After one year through five years	After five years through 15 years	After 15 years	Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$5,245	$5,540	$30,405	$381,651	$422,841
Multi-family	18,188	18,799	12,236	294,747	343,970
Commercial	2,165	31,486	27,657	167,683	228,991
Home equity lines of credit and loans	-	1,619	1,641	41,894	45,154
Construction	21,871	14,872	10,592	43,559	90,894
Other loans:
Commercial loans	29	10,039	3,085	691	13,844
Consumer	29	67	-	45	141
Total loans	$47,527	$82,422	$85,616	$930,270	$1,145,835

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2024 that are due after December 31, 2025.

	Due after December 31, 2025
	Fixed	Adjustable	Total
		(Dollars in thousands)
Real estate loans:
One-to-four family residential	$105,715	$311,881	$417,596
Multi-family	26,038	299,744	325,782
Commercial	19,894	206,932	226,826
Home equity lines of credit and loans	1,342	43,812	45,154
Construction	16,357	52,666	69,023
Other loans:
Commercial loans	12,973	842	13,815
Consumer loans	45	67	112

Total loans	$182,364	$915,944	$1,098,308

One-to-Four Family Residential Real Estate Lending. The focus of our lending has long been the origination of long-term loans secured by mortgages on owner-occupied one-to-four family residences. At December 31, 2024, $422.8 million, or 36.9%, of our total loan portfolio, consisted of one-to-four family residential real estate loans. Included in this balance was $145.6 million of non-owner occupied loans. Loans for non-owner occupied properties purchased for investment purposes and where the property income is not the borrower’s primary source of income are generally underwritten to Fannie Mae guidelines. Loans for non-owner occupied properties purchased for investment purposes and where the property income is the primary source of income to the borrower are underwritten based on our commercial real estate underwriting guidelines. As of December 31, 2024, our average outstanding one-to-four family residential real estate loan balance was $439,000 and our largest outstanding loan secured by one-to-four family residential restate had a principal balance of $5.0 million, which, as of December 31, 2024, was performing in accordance with its repayment terms. The majority of the one-to-four family residential real estate loans that we originate are secured by properties located in our primary market area. See “ – Originations, Sales and Purchases of Loans.”

Our one-to-four family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate one-to-four family residential real estate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency (“FHFA”). We also originate loans above the FHFA limit, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans. During the year ended December 31, 2024, we originated $10.8 million of jumbo loans.

We originate both fixed-rate and adjustable-rate one-to-four family residential real estate loans with terms of up to 30 years. At December 31, 2024, $108.9 million, or 25.8%, of our one-to-four family residential real estate loans were fixed-rate loans.

We originate our adjustable-rate one-to-four family residential real estate loans with initial interest rate adjustment periods of three, five, seven and ten years, based on changes in a designated market index. These loans are limited to a 200-basis point initial increase in their interest rate, a 200-basis point increase in their interest rate annually after the initial adjustment, and a maximum upward adjustment of 600 basis points over the life of the loan. We determine whether a borrower qualifies for an adjustable-rate mortgage loan based on our lending policy.

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

We generally do not offer “interest-only” mortgage loans on one-to-four family residential real estate loans nor do we offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on his loan, resulting in an increased principal balance during the life of the loan. Additionally, we do not offer “subprime loans” (loans that are made to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

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

Commercial Real Estate and Multifamily Lending. Our commercial real estate loans are secured primarily by multifamily apartment buildings, retail and mixed-use properties, light industrial properties, manufacturing facilities and office buildings, almost all of which are located in our primary market area. We do not have any exposure to high rise office space in Boston, MA. Our office loans are secured by office space primarily outside of the city of Boston where demand for office space along with vacancy rates remain stable. Our multifamily loans are secured primarily by five or more-unit residential buildings. At December 31, 2024, we had $229.0 million in commercial real estate loans and $344.0 million in multifamily real estate loans, representing 20.0% and 30.0% of our total loan portfolio, respectively.

The following table shows the diversification of the commercial real estate portfolio as of December 31, 2024:

	At December 31, 2024
	Owner-Occupied	Non-Owner-Occupied	Balance	Percent
	(Dollars in thousands)
Mixed-Use	$5,855	$88,938	$94,793	41.4%
Retail	8,183	35,524	43,707	19.1%
Industrial	10,547	26,072	36,619	16.0%
Office	5,943	29,023	34,966	15.3%
Hospitality	5,375	4,250	9,625	4.2%
Other	8,833	448	9,281	4.0%
Total commercial real estate loans	$44,736	$184,255	$228,991	100.0%

We generally originate adjustable-rate commercial real estate and multifamily real estate loans with maximum terms of up to 30 years. From time to time we will also originate fixed rate loans in these portfolios. We generally limit loan-to-value ratios to 75% of the lesser of the appraised value or purchase price. All of our commercial real estate and multifamily real estate loans are subject to our underwriting procedures and guidelines set by our Commercial Lending and General Lending Policies.

At December 31, 2024, our largest commercial real estate loan totaled $10.5 million and was secured by a warehouse distribution center located in our primary market area. At December 31, 2024, this loan was performing in accordance with its repayment terms. At December 31, 2024, our largest multifamily real estate loan totaled $20.0 million and was secured by five properties with a total of 118 residential units located in our primary market area. At December 31, 2024, this loan was performing in accordance with its repayment terms.

We consider a number of factors in originating commercial real estate and multifamily loans. We evaluate the character, qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan and market conditions. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning and/or managing similar property and the borrower’s repayment history with us and other financial institutions. In evaluating the property securing the loan, among other factors, we consider the net operating income of the mortgaged property before debt service and depreciation, amortization and interest. The debt service coverage ratio (the ratio of net operating income to debt service) is calculated to ensure that, subject to certain exceptions, it is at least 1.20x. Our commercial real estate and multifamily loans are appraised by outside independent and qualified appraisers that are duly approved in accordance with Everett Co-operative Bank Appraisal policy. Personal guarantees are often obtained from commercial real estate borrowers if such individual has a greater than 20% ownership interest in the property. Each borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates which are reviewed when received.

Our loans-to-one borrower limit is 20% of the Bank’s capital, which limit was $29.1 million at December 31, 2024. At December 31, 2024, our average commercial real estate loan had a balance of $1.1 million and our average multifamily loan had a balance of $2.7 million. As we continue to enhance our commercial real estate team and infrastructure and with the increase in capital resulting from the conversion, we are now able to selectively retain larger loans that we historically would have originated for participation with other local financial institutions. In this regard, we have revised our lending policies and loans to one borrower limitations to increase our lending limits and the type and size of loans we choose to hold in our portfolio.

Construction and Land Loans. At December 31, 2024, we had $90.9 million in construction and land loans, or 7.9% of total loans. We make construction loans, primarily to developers, contractors and builders of apartment buildings, for single-family homes and condominiums and to individuals for the construction of their primary residences. We also generate a limited amount of land loans that will be used for residential or commercial development. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2024, our construction loans included $3.4 million in lines of credit secured by land.

While we may originate loans to builders whether or not the collateral property underlying the loan is under contract for sale, we consider each project carefully in light of current residential real estate market conditions. Generally, we will make construction loans for which there is no contract for sale for the underlying completed home at the time of origination, and which we refer to as speculative construction loans, only to well-known builders in our market area. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations. We generally limit the maximum number of speculative units (units that are not pre-sold) approved for each builder, typically starting with one speculative loan per builder until we develop a relationship with the builder. At December 31, 2024, speculative construction loans totaled $28.1 million.

Our construction loans are fixed- and adjustable-rate, interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 12 to 24 months or in some cases up to 36 months for more complex projects. At the end of the construction phase, the loan may convert to a permanent mortgage loan or may be paid in full. Depending on the complexity of the construction project, the term of an “interest-only” construction loan may be extended if circumstances warrant it up to an additional three to six months with a maximum interest only term of 36 months. At December 31, 2024, the additional unadvanced portions of these construction loans totaled $54.6 million.

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

At December 31, 2024, our largest construction loan was for $16.8 million and was for the construction of a mixed-use building in our market area. This loan was performing in accordance with its repayment terms at December 31, 2024.

Home Equity Loans and Lines of Credit. In addition to one-to-four family residential real estate loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary, secondary residence or investment property. At December 31, 2024, we had $45.2 million, or 4.0%, of our total loan portfolio in home equity loans and lines of credit. At that date we also had $45.9 million of unused commitments related to home equity lines of credit.

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

Commercial Loans. At December 31, 2024, commercial loans were $13.8 million, or 1.2% of total loans.

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

At December 31, 2024, our largest commercial loan totaled $4.5 million and was secured by a security interest in a mortgage and note. At December 31, 2024, this loan was performing in accordance with its repayment terms.

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including new and used automobile loans, unsecured overdraft lines of credit and loans secured by savings accounts. At December 31, 2024, our consumer loan portfolio totaled $141,000, or 0.01%, of our total loan portfolio.

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

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. The primary concern in commercial real estate lending is the borrower’s creditworthiness, the feasibility and cash flow potential of the project. Repayments of loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and guarantors to provide financial statements including and not limited to personal financial statements, tax returns and rent rolls on an annual basis at minimum. These documents are reviewed according to the commercial lending policy and general lending policy guidelines. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have an aggregate debt service ratio, including the guarantor’s cash flows and the borrower’s other projects, of at least 1.20x. We pull an environmental report with every new loan request. An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial. As of December 31, 2024, we maintained no “other real estate owned” as a result of foreclosures (or the acceptance of a deed in lieu of foreclosure).

Commercial Loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income streams, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business operation, and the collateral securing these loans may fluctuate in value. Our commercial loans are originated primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral for commercial loans typically consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.

Construction and Land Loans. Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrower's financial strength, credit history and demonstrated ability to produce a quality product, effectively market it and manage their operations effectively.

Construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the inherent uncertainties in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. In addition, speculative construction loans, which are loans made to home builders who, at the time of loan origination, have not yet secured an end buyer for the home under construction, typically carry higher risks than those associated with traditional construction loans. These increased risks arise because of the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time. As a result, in addition to the risks associated with traditional construction loans, speculative construction loans carry the added risk that the builder will have to pay the property taxes and other carrying costs of the property until an end buyer is found. Land loans have substantially similar risks to speculative construction loans.

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

Consistent with our interest rate risk management strategy, we originate for sale and sell a portion of the fixed-rate, one- to four-family residential real estate loans that we originate with terms of 15 years or greater, on a servicing-released, limited or no recourse basis, while retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. During the year ended December 31, 2024, we sold $7.8 million of one-to-four family owner-occupied residential real estate loans. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale income.

From time to time, we may purchase loan participations secured by properties within and outside of our primary market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2024, we had four loans in which we were not the lead lender totaling $26.1 million.

In addition, during 2024, we purchased $3.2 million in whole one- to four- family residential real estate loans from correspondent loan originators. We may participate out portions of a loan that exceeded our loans-to-one borrower legal lending limit and for risk diversification.

At December 31, 2024, we did not have any loans held for sale.

Loan Approval Procedures and Authority

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of the Bank's capital, which is defined under Massachusetts law as the sum of our surplus account, undivided profits and capital stock. Loans secured by a first mortgage on residential property occupied by the borrower are excluded from this limit. At December 31, 2024, our regulatory limit on loans-to-one borrower was $29.1 million. At December 31, 2024, our largest relationship at this date consisted of eight multifamily loans totaling $27.7 million secured by 17 multifamily properties and five residential buildings with a total of 119 residential units in our market area. This loan relationship was performing in accordance with its original repayment terms at December 31, 2024. Our second largest lending relationship consisted of eight loans, including one commercial real estate loans, five multifamily loans and three construction loan, totaling $25.9 million and was secured primarily by three mixed-used building, ten residential units and a single room occupancy building with 48 units. This loan relationship was performing in accordance with its original repayment terms at December 31, 2024. As a result of our stock offering which closed in July 2022, our regulatory loans-to-one borrower limit has increased and, as we continue to enhance our commercial real estate team and infrastructure and our increased capital position, we are now able to selectively retain larger loans that we historically would have originated for participation with other local financial institutions. In this regard, we have revised our lending policies and loans to one borrower limitations to increase our lending limits and the type and size of loans we choose to hold in our portfolio.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2024			2023
	30–59 Days	60–89 Days	90 Days or More	30–59 Days	60–89 Days	90 Days or More
	(in thousands)

Real estate loans:
One-to-four family residential	$1,260	$—	$1,077	$722	$225	$809
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit and loans	405	—	85	360	—	8
Construction	—	—	—	—	—	—

Other loans:
Commercial	—	—	—	—	—	—
Consumer	—	—	—	1	—	—
Total	$1,665	$—	$1,162	$1,083	$225	$817

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	At December 31,
	2024	2023
	(in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family residential	$1,872	$1,191
Multi-family	—	—
Commercial	—	—
Home equity lines of credit and loans	85	22
Construction	—	—
Commercial	—	—
Consumer	—	—
Total non-accrual loans	$1,957	$1,213
Accruing loans past due 90 days or more:
Real estate loans:
One-to-four family residential	$—	$—
Multi-family	—	—
Commercial	—	—
Home equity lines of credit and loans	—	—
Construction	—	—
Bank owned property held for sale	—	—
Total real estate owned	—	—
Total non-performing assets	$1,957	$1,213
Total non-performing loans to total loans	0.17%	0.12%
Total non-performing loans to total assets	0.14%	0.09%
Total non-performing assets to total assets	0.14%	0.09%

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

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At December 31,
	2024	2023
	(in thousands)
Substandard assets	$99	$—
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$99	$—
Special mention assets	$1,739	$1,282
Foreclosed real estate and other assets	$—	$—

Other Loans of Concern. There were no other loans at December 31, 2024 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Credit Losses. On January 1, 2023, the Company adopted the ASU 2016-13 Current Expected Credit Loss (CECL) methodology for estimating the credit losses for loans and off-balance sheet commitments. This methodology replaced the previous incurred loss and impairment methodology with a methodology referred to as CECL. This methodology reflects expected credit losses and requires consideration of historical experience, current conditions, and reasonable and supportable forecasts of future economic conditions. Management uses forward-looking information to estimate the expected credit loss on a loan at the time of origination. The change from the incurred loss methodology to the CECL methodology was recognized through an adjustment to retained earnings. A provision for credit losses, which is a charge against earnings, is recorded to bring the allowance for credit losses to a level that, in management’s judgment, is adequate to absorb expected lifetime credit losses in the loan portfolio. Management’s evaluation process used to determine the appropriateness of the allowance for credit losses is subject to the use of estimates, assumptions, and judgment. The evaluation process involves gathering and interpreting many qualitative and quantitative factors which could affect expected credit losses. Because interpretation and analysis involves judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated credit losses and therefore the appropriateness of the allowance for credit losses could change significantly.

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

The following table sets forth activity in our allowance for credit losses on loans for the years indicated:

	At December 31,
	2024		2023
	(in thousands)
Allowance for credit losses on loans at beginning of year	$8,591		$7,200
Cumulative effect accounting adjustment	—		182
Provision for credit losses	296		1,210
Charge-offs:
Real estate loans:
One-to-four family residential	—		—
Multi-family	—		—
Commercial	—		—
Home equity lines of credit and loans	—		—
Construction	—		—
Commercial	—		—
Consumer	(4)		(2)
Total charge-offs	$(4)		$(2)

Recoveries:
Real estate loans:
One-to-four family residential	—		—
Multi-family	—		—
Commercial	—		—
Home equity lines of credit and loans	—		—
Construction	—		—
Commercial	—		—
Consumer	1		1
Total recoveries	1		1

Net (charge-offs) recoveries	$(3)	$-	$(1)

Allowance for credit losses on loans at end of year	$8,884	$-	$8,591

Allowance for credit losses on loans to non-performing loans	453.96%		708.24%
Allowance for credit losses on loans to total loans outstanding at end of year	0.78%		0.82%
Net (charge offs) recoveries to average loans outstanding during the year	0.00%		0.00%

Allocation of Allowance for Credit Losses on Loans. The following table sets forth the allowance for credit losses on loans allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

	At December 31,
	2024			2023
	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$2,928	33.0%	36.9%	$3,555	41.4%	39.1%
Multi-family	2,422	27.3	30.0	1,190	13.9	27.4
Commercial	2,260	25.4	20.0	1,636	19.0	18.7
Home equity lines of credit and loans	118	1.3	4.0	321	3.7	3.2
Construction	1,036	11.7	7.9	1,757	20.5	10.7
Commercial loans	119	1.3	1.2	131	1.5	0.9
Consumer	1	0.0	0.0	1	0.0	0.0
Total	$8,884	100.0%	100.0%	$8,591	100.0%	100.0%

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

At December 31, 2024, our investment portfolio consisted primarily of debt securities issued by the U.S. Treasury, U.S. government sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations and corporate debt securities.

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

At the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale or trading are reported at fair value, while securities held-to-maturity are reported at amortized cost. Consistent with our overall business and asset/liability management plan, which focuses on sustaining adequate levels of core earnings, the base premise of our investment portfolio is that all securities purchased will be suitable to be held-to-maturity. At December 31, 2024, $73.2 million, or 91.8%, of our securities portfolio was comprised of held-to-maturity securities.

Some of our securities are callable by the issuer. Although these securities may have a yield somewhat higher than the yield of similar securities without such features, these securities are subject to the risk that they may be redeemed by the issuer prior to maturing in the event general interest rates decline. At December 31, 2024, we had $17.4 million of securities which were subject to redemption by the issuer prior to their stated maturity.

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

At December 31, 2024, our corporate bond portfolio consisted of investment grade securities with maturities shorter than ten years. Our investment policy provides that we may invest up to 10% of our tier-one risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the three highest investment-grade ratings from Standard & Poor’s or Moody’s. The maturity of these bonds generally may not exceed five years unless approved by the board of directors, and the aggregate limit is 50% of the investment portfolio for this security type. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least quarterly.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Applicable regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses. At December 31, 2024, we had $14.9 million in bank-owned life insurance.

Other Securities. We hold common stock of the FHLB in connection with our membership with the FHLB and our borrowing activities. The FHLB common stock is carried at cost and classified as restricted equity securities. It is not practicable to determine the fair value of FHLB common stock due to restrictions placed on its transferability. Under current FHLB rules, we will be required to purchase additional FHLB common stock if we increase borrowings in the future.

Securities Portfolio. The following tables set forth the stated maturities and weighted average yields of our investment securities which are classified as held-to-maturity and available-for-sale at December 31, 2024. Certain securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below. Prepayments are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Securities held-to-maturity:
Debt securities issued by U.S. government-sponsored enterprises	$5,588	0.40%	$—	—	$—	—	$—	—	$5,588	$5,450	0.40%
Mortgage-backed securities	7	2.19%	6,886	3.77%	1,998	2.77%	35,370	2.15%	44,261	38,947	2.43%
Corporate bonds	1,501	2.29%	13,398	4.59%	3,000	7.50%	—	—	17,899	17,620	4.88%
U.S. Treasury securities	5,467	4.99%	—	—	—	—	—	—	5,467	5,488	4.99%
Total	$12,563	2.62%	$20,284	4.31%	$4,998	5.61%	$35,370	2.15%	$73,215	$67,505	3.06%

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Securities available-for-sale
Mortgage-backed securities	$2,009	4.32%	$2,155	3.62%	$—	—	$—	—	$4,164	$4,126	3.96%
Collateralized Mortgage Obligation	—	—	—	—	—	—	1,452	3.78%	1,452	1,438	3.78%
Corporate bonds	—	—	—	—	1,000	8.00%	—	—	1,000	1,000	8.00%
Total	$2,009	4.32%	$2,155	3.62%	$1,000	8.00%	$1,452	3.78%	$6,616	$6,564	4.53%

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including noninterest-bearing and interest-bearing demand accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. In recent years, we have also accepted brokered deposits as non-retail funding source to fund our operations. These non-core funding sources are not relationship-based accounts and are generally more price-sensitive than our core deposits. Therefore, these deposits carry a greater risk of non-renewal than our core deposits. At December 31, 2024, our core deposits, which are deposits other than certificates of deposit and brokered deposits, were $393.0 million, representing 39.4% of total deposits. At December 31, 2024, our largest deposit relationship had $21.1 million in deposits.

We are focused on ensuring that our products, services and accessibility will continue to make Everett Co-operative Bank a competitive community bank, and will continue to attract and retain retail customers by emphasizing personal service, accessibility and flexibility. The Company has developed new high yield consumer and business products as well as introducing an array of cash management services designed to attract new business relationships to the bank. In addition, in September of 2023, the Company opened a new branch in Woburn, MA, increasing our retail network to three branches. We will continue to attract and retain retail customers by emphasizing personal service, accessibility and flexibility in the face of mass market-oriented large, national and super-regional banks which maintain local branch networks in our market.

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

The following table sets forth the distribution of total deposits, by account type, at the dates indicated.

	At December 31,
	2024			2023
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$84,958	8.5%	0.00%	$78,342	9.0%	0.00%
Interest-bearing demand deposits	20,546	2.1	0.10%	22,158	2.6	0.09%
Regular savings deposits and other deposits	102,933	10.3	2.10%	137,848	15.9	2.49%
Money market deposits	184,581	18.5	3.47%	131,363	15.1	3.16%
Certificates of deposit	605,515	60.6	4.38%	498,503	57.4	4.25%
Total	$998,533	100.0%		$868,214	100.0%

As of December 31, 2024 and 2023, the aggregate amount of deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance, was $503.8 million and $419.9 million, respectively. As of December 31, 2024, the aggregate amount of all our certificates of deposit in excess of $250,000 was $258.7 million.

All of our deposits are fully insured due to the additional insurance provided to a Massachusetts cooperative bank, such as Everett Co-operative Bank, under the Depositors Insurance Fund, a private industry-sponsored insurance fund in Massachusetts that insures all deposits at Everett Co-operative Bank above FDIC limits.

Borrowings. At December 31, 2024, total borrowings were $234.0 million. Borrowings consist of both short-term and long-term FHLB advances. Borrowings provide us with one source of funding. Maintaining available borrowing capacity with the FHLB provides us with a contingent source of liquidity. Everett Co-operative Bank is a member of the FHLB of Boston. The primary reason for our FHLB membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage liquidity and interest rate risk. As a member of the FHLB, we are required to purchase shares in the FHLB. Accordingly, we had invested $10.0 million in shares of the FHLB at December 31, 2024. We had $328.5 million of borrowing capacity remaining with the FHLB at December 31, 2024. At December 31, 2024, we had $10.0 million of borrowing capacity with the Atlantic Community Bankers Bank and $15.1 million of borrowing capacity with the Federal Reserve Bank.

Subsidiary and Other Activities

Everett Co-operative Bank is the wholly owned subsidiary of ECB Bancorp.

Everett Co-operative Bank has one subsidiary, First Everett Securities Corporation, Inc. (“FESC, Inc.”), a Massachusetts corporation, which is engaged in the buying, selling and holding of investment securities. The income earned on FESC, Inc.’s securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained at Everett Co-operative Bank. At December 31, 2024, FESC, Inc. had total assets of $52.3 million, substantially all of which were in securities and cash to be invested.

Expense and Tax Allocation

Everett Co-operative Bank has entered into an agreement with ECB Bancorp to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, Everett Co-operative Bank and ECB Bancorp have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

As of December 31, 2024, we had 64 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 20% of the total of an institution's capital stock (if any), surplus and undivided profits. The Commissioner applies the Office of the Comptroller of the Currency’s attribution rules to a borrower’s related interests. At December 31, 2024, Everett Co-operative Bank was in compliance with the loans-to-one borrower limitations.

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

At December 31, 2024, Everett Co-operative Bank had not opted into the community bank leverage ratio framework and its capital ratios exceeded all applicable requirements.

Capital Distributions. The Federal Deposit Insurance Act generally provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. Unless the approval of the FDIC is obtained, Everett Co-operative Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its net income during the current calendar year and the retained net income, not previously used for dividents, of the prior two calendar years.

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

Enforcement. The FDIC has extensive enforcement authority over insured state banks, such as Everett Co-operative Bank, that are not members of the Federal Reserve System. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders, and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

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

At December 31, 2024, Everett Co-operative Bank met the criteria for being considered “well capitalized.”

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

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Everett Co-operative Bank. For 2024 the FDIC insurance expense for Everett Co-operative Bank was approximately $752,000. We cannot predict what assessment rates will be in the future.

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

Brokered Deposits. Federal law and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets may be subject to increased FDIC deposit insurance premium assessments. However, for institutions that are well capitalized and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. The Economic Growth, Regulatory Relief, and Consumer Protection Act, enacted in 2018, amends the Federal Deposit

Insurance Act to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.

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

Federal Home Loan Bank System

Everett Co-operative Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide central credit facilities primarily for member institutions. Members of a Federal Home Loan Bank are required to acquire and hold shares of capital stock in their Federal Home Loan Bank. Everett Co-operative Bank complied with this requirement at December 31, 2024. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. The Company reviews its investment in capital stock of the FHLB for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. At December 31, 2024, no impairment had been recognized.
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

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated after January 1, 2018. At December 31, 2024, Everett Co-operative Bank had no minimum tax credit carryovers.

Net Operating Loss Carryovers. As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry federal net operating losses forward indefinitely. At December 31, 2024, Everett Co-operative Bank had no federal net operating loss carryforwards.

Charitable Contribution Carryovers. At December 31, 2024, the Company had a charitable contribution carryover of $1,356,000 which expires on December 31, 2027.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2024, Everett Co-operative Bank had no capital loss carryovers.

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

The Information Technology (“IT”) Department of the Company is primarily responsible for identifying, assessing and managing material risks from cybersecurity threats. The Information Technology Department is managed by the Chief Information Officer (the “CIO”) who reports directly to the Company’s Chief Operating Officer and Chief Financial Officer. The CIO has more than 38 years of relevant experience both with the Company and with other organizations in the IT field. The CIO also oversees the Company’s Information Security Program and manages a third-party consultant that is an expert in the Information Security field and acts as our Information Security Officer (“ISO”). The Information Security Program is governed by various information security and cybersecurity, systems development, change control, disaster recovery/business continuity and physical asset classification and control policies. The Information Security Program identifies data sources, threats and vulnerabilities and ensures awareness, accountability, and oversight for data protection throughout the Company and with trusted third parties to ensure that data is protected and able to be recovered in the event of a breach or failure (technical or other disaster). The IT Department conducts on-going technology and IT threat meetings to ensure the latest threats are addressed in addition to penetration, business continuity/ disaster recovery testing, and incident response plan testing. The CIO is a member of various management committees, chairs the Company’s management-level Information Technology and Information Security Committee (“IT/IS Committee”), and presents information security and cybersecurity updates on a monthly basis to the IT/IS Committee and periodically to the Board of Directors.

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

ITEM 2. Properties

We conduct our business through our main office located in Everett, Massachusetts, and our branch offices located in Lynnfield, Massachusetts, both of which we own, and through our branch office in Woburn, Massachusetts, which we lease. Additionally, we lease office space in Everett, Massachusetts which services back office and loan administration functions. At December 31, 2024 the total net book value of our land, buildings, leasehold improvements, furniture, fixtures and equipment was $3.5 million.

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

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2024, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “ECBK.” The approximate number of holders of record of ECB Bancorp common stock as of March 25, 2025 was 380. Certain shares of ECB Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Stock-Based Compensation Plans. Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2024 is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 10-Stock-Based Compensation in Item 8.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	758,137	$10.49	177,207
Plans not approved by shareholders	—	—	—
Total	758,137	$10.49	177,207

Other than the stock-based compensation awards, ECB Bancorp has an Employee Stock Ownership Plan.

Report of Offering of Securities and Use of Proceeds Therefrom. Not applicable.

Issuer Purchases of Equity Securities. On August 10, 2023, the Company announced the commencement of a stock repurchase program to acquire up to 458,762 shares, or 5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company. The following table sets forth the information regarding the Company's common stock repurchase activities during the three months ended December 31, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

From October 1, 2024 to October 31, 2024	32,082	$14.40	32,082	96,756
From November 1, 2024 to November 30, 2024	10,462	$14.92	10,462	86,294
From December 1, 2024 to December 31, 2024	18,142	$15.06	18,142	68,152
Total	60,686	$14.70	60,686

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited financial statements, which appear beginning on page 55 of this Annual Report on Form 10-K.

Overview

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one-to-four family residential real estate loans, commercial real estate loans, multifamily real estate loans, construction loans, home equity lines of credit and loans and commercial loans. At December 31, 2024, $422.8 million, or 36.9%, of our total loan portfolio was comprised of one-to-four family residential real estate loans, $344.0 million, or 30.0%, of our total loan portfolio was comprised of multifamily real estate loans, $229.0 million, or 20.0%, of our total loan portfolio was comprised of commercial real estate loans, $90.9 million, or 7.9%, of our total loan portfolio was comprised of construction loans, $45.2 million, or 4.0%, of our total loan portfolio was comprised of home equity lines of credit and loans and $13.8 million, or 1.2% of our total loan portfolio was comprised of commercial loans. We also invest in securities, consisting primarily of U.S. government and federal agency obligations, mortgage-backed securities and corporate bonds. We offer a variety of deposit accounts, including certificate of deposit accounts, individual retirement accounts, money market accounts, savings accounts and interest-bearing and noninterest-bearing checking accounts. In addition to customer deposits, in recent years, we have also accepted brokered deposits as a non-retail funding source to supplement our customer deposits and fund our operations. At December 31, 2024, we had $125.6 million of brokered deposits. We also have utilized advances from the Federal Home Loan Bank of Boston (the “FHLB”) as an additional funding source to fund our operations and we had $234.0 million of FHLB advances outstanding at December 31, 2024.

For the years ended December 31, 2024 and 2023, we had net income of $4.0 million and $4.5 million, respectively. Our current business strategy includes continuing to focus on originating and growing our commercial real estate, multifamily real estate and construction loan portfolios as well as the origination of one-to-four family residential real estate loans and home equity lines of credit and loans. To a lesser extent, we also originate other commercial loans and consumer loans.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for credit losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of fees and service charges, gains on sales of loans and income on bank-owned life insurance. Noninterest expense currently consists primarily of expenses related to salary and employee benefits and director fees, occupancy and equipment, data processing, computer software and licensing fees, advertising, professional fees, FDIC deposit insurance and other general and administrative expenses.

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

Business Strategy

Our principal objective is to build long-term value for our shareholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers. Highlights of our current business strategy include:

•
Continuing to focus on enhancing our commercial real estate and multifamily real estate lending. In order to increase the yield on our loan portfolio and reduce the term to maturity of our loan portfolio, we intend to continue our focus on growing the originations of commercial real estate loans and multifamily real estate loans while maintaining what we believe are prudent underwriting standards and we expect that these loan categories will comprise a greater percentage of our total loan portfolio. In order to execute on this strategy, in January 2022 we hired a new Chief Lending Officer as well as some additional commercial lending and credit analyst personnel throughout 2022 and 2023. The capital raised in the offering has and will continue to allow us to increase our commercial lending capacity by enabling us to originate and retain all or a greater portion of loans that we historically participated out to other local institutions. Given that our regulatory loans to one borrower limits have increased with our increase in capital, we have revised our lending policies and loans to one borrower limitations to increase our lending limits and the type and size of loans we choose to originate and hold in our portfolio. Our commercial real estate and multifamily real estate loan portfolios increased to $229.0 million and $344.0 million, respectively, at December 31, 2024 from $196.4 million and $287.4 million, respectively, at December 31, 2023.
•
Reduced emphasis on one-to-four family residential real estate lending. We have been, and will continue to be, a one-to-four family residential real estate lender for borrowers in our market area and such lending will remain a core focus, but we expect that our lending strategy will result in a decrease to one-to-four family residential loans as a percentage of our total loan portfolio as we increase our focus on commercial real estate and multifamily real estate lending. As of December 31, 2024, $422.8 million, or 36.9%, of our total loan portfolio, consisted of one-to-four family residential real estate loans and at that date an additional $45.2 million, or 4.0%, of our total loan portfolio, consisted of home equity lines of credit and loans. We expect that one-to-four family residential real estate lending will remain one of our primary lending activities.
•
Maintaining our strong asset quality through prudent loan underwriting. As we seek to grow our loan portfolio, we intend to maintain prudent loan underwriting and credit monitoring processes. At December 31, 2024 and 2023, non-performing assets totaled $2.0 million and $1.2 million, respectively, which represented 0.14% and 0.09% of total assets at those dates, respectively.
•
Continuing to attract and retain customers in our market area and build our “core” deposits consisting of interest-bearing and noninterest-bearing checking, savings and money market accounts. Our strategy to enhance and grow our commercial real estate and multifamily real estate lending in a diligent and orderly manner is also designed to encourage relationship banking and increase our core deposits, including noninterest-bearing transaction accounts, and decrease our dependence on certificates of deposit. We plan to leverage our increased focus on commercial real estate and commercial lending efforts to also increase our opportunities to develop commercial business deposit relationships. Additionally, we believe the recent hire of our Senior Vice President of Retail Operations, who brings 38 years of banking experience to our retail sales and administrative team, will be invaluable to the implementation of the added product delivery channels and technological services such as additional electronic and mobile banking applications and cash management services, which we believe will increase our core deposits.
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

The allocation methodology applied by ECB Bancorp is designed to assess the appropriateness of the allowance for credit losses and includes allocations for individually evaluated loans and loss factor allocations for all remaining loans, with a quantitative model with an assessment of certain qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, internal historical and industry loss experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for credit losses is made for analytical purposes and is not necessarily indicative of the trend of future credit losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for credit losses was adequate at December 31, 2024. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for credit losses. As a result of such reviews, we may choose to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is the responsibility of ECB Bancorp. and any increase or decrease in the allowance is the responsibility of management.

As noted above, we consider a number of variables in our evaluation of the adequacy of the allowance for credit losses, with one of the more significant variables being prepayment rates in the various segments of our loan portfolio. Based on our model, if all segments of our loan portfolio experienced a 50% decrease in estimated prepayment rates and curtailment rates, our allowance for credit losses as of December 31, 2024 would have increased $2.4 million to $11.3 million, holding all other variables constant.

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

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

Total Assets. Total assets increased $137.8 million, or 10.8%, to $1.42 billion at December 31, 2024 from $1.28 billion at December 31, 2023. The increase was primarily the result of increases in loans and cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $38.6 million, or 32.4%, to $157.6 million at December 31, 2024 from $119.0 million at December 31, 2023. Cash and cash equivalents increased primarily due to increases in deposits that were greater than our loan growth as we have focused on maintaining strong levels of liquidity.

Loans. Total gross loans increased $97.2 million, or 9.3%, to $1.15 billion at December 31, 2024 from $1.05 billion at December 31, 2023.

•
Multi-family real estate loans increased $56.6 million, or 19.7%, to $344.0 million at December 31, 2024, from $287.4 million at December 31, 2023.
•
Commercial real estate loans increased $32.6 million, or 16.6%, to $229.0 million at December 31, 2024, from $196.4 million at December 31, 2023.
•
Residential real estate loans increased $12.7 million, or 3.1%, to $422.8 million at December 31, 2024, from $410.1 million at December 31, 2023.
•
Home equity lines of credit increased $11.8 million, or 35.4%, to $45.2 million at December 31, 2024, from $33.4 million at December 31, 2023.

•
Commercial loans increased $4.6 million, or 50.2%, to $13.8 million at December 31, 2024, from $9.2 million at December 31, 2023.
•
Construction loans decreased $21.1 million, or 18.8%, to $90.9 million at December 31, 2024, from $112.0 million at December 31, 2023.

The increase in these loan portfolios reflects our strategy to grow the balance sheet by continuing to diversify into higher-yielding commercial real estate and multi-family real estate loans to improve net margins and manage interest rate risk.

Federal Home Loan Bank stock. The Federal Home Loan Bank (FHLB) is a cooperative bank that provides services to its member banking institutions. The primary reason for our membership in the FHLB is to gain access to a reliable source of wholesale funding and as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. We purchase and/or are subject to redemption of FHLB stock proportional to the volume of funding received and view the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. We held an investment in FHLB stock of $10.0 million and $9.9 million at December 31, 2024 and 2023, respectively. The amount of stock we are required to purchase is in proportion to our FHLB borrowings and level of total assets.

Bank-owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Bank-owned life insurance increased $473,000, or 3.3%, to $14.9 million at December 31, 2024 from $14.5 million at December 31, 2023. The increase was due to an increase in cash surrender value of our bank-owned life insurance portfolio during the year ended December 31, 2024.

Deposits. Deposits increased $130.3 million, or 15.0%, to $998.5 million at December 31, 2024 from $868.2 million at December 31, 2023.

•
Certificates of deposit increased $107.0 million, or 21.5%, to $605.5 million at December 31, 2024 from $498.5 million at December 31, 2023;
•
Money market deposit accounts increased $53.2 million, or 40.5%, to $184.6 million at December 31, 2024 from $131.4 million at December 31, 2023;
•
Demand deposit accounts increased $6.6 million, or 8.4%, to $85.0 million at December 31, 2024 from $78.3 million at December 31, 2023;
•
Savings accounts decreased $34.9 million, or 25.3%, to $102.9 million at December 31, 2024 from $137.8 million at December 31, 2023; and
•
Interest-bearing checking accounts decreased $1.6 million, or 7.3%, to $20.5 million at December 31, 2024 from $22.2 million at December 31, 2023.

Federal Home Loan Bank Advances. Advances from the Federal Home Loan Bank remained the same at $234.0 million at December 31, 2024 and December 31, 2023.

Shareholders’ Equity. Total shareholders’ equity increased $3.4 million, or 2.0%, to $168.3 million at December 31, 2024 from $164.9 million at December 31, 2023. This increase is primarily the result of net income of $4.0 million and a $1.5 million increase in additional paid-in capital related to stock-based compensation. Partially offsetting this was a decrease in additional paid-in capital of $2.7 million related to shares repurchased under our share repurchase plan. The book value per share increased $0.75 to $18.50 at December 31, 2024 from $17.75 at December 31, 2023.

Comparison of Operating Results for the Years Ended December 31, 2024 and December 31, 2023

Net Income. Net income was $4.0 million for the year ended December 31, 2024, compared to net income of $4.5 million for the year ended December 31, 2023, a decrease of $465,000, or 10.4%.

Interest and Dividend Income. Interest and dividend income increased $12.3 million, or 22.4%, to $67.0 million for the year ended December 31, 2024 from $54.8 million for the year ended December 31, 2023 due to a $9.5 million increase in interest and fees on loans, a $485,000 increase in interest and dividends on securities and a $2.3 million increase in interest on short term investments. The increase in interest and fees on loans was driven by an increase of $109.5 million in the average balance of the loan portfolio to $1.10 billion for the year ended December 31, 2024 from $994.8 million for the year ended December 31, 2023, as well as an increase in the yield of 38 basis points to 5.24% during the year ended December 31, 2024 from 4.86% during the year ended December 31, 2023. The yield for the year ended December 31, 2024 benefited from new loans with higher rates as well as loans repricing higher. Interest and dividends on securities increased $485,000, or 18.0%, to $3.2 million for the year ended December 31, 2024 from $2.7 million for the year ended December 31, 2023. This increase was driven by an increase in the yield of investment securities of 39 basis points to 2.95% for the year ended December 31, 2024, from 2.56% for the year ended December 31, 2023 resulting from the higher market interest rate environment, partially offset by a decrease in the average balance of $1.2 million from $81.3 million during the year ended December 31, 2023 to $80.1 million during the year ended December 31, 2024. Interest on short term investments increased $2.3 million, or 60.4% to $6.0 million for the year ended December 31, 2024 from $3.7 million for the year ended December 31, 2023. This increase was driven by the average balance of short-term investments increasing $42.4 million to $114.3 million for the year ended December 31, 2024 from $71.9 million for the year ended December 31, 2023.

Average interest-earning assets increased $150.6 million to $1.30 billion for the year ended December 31, 2024 from $1.15 billion for the year ended December 31, 2023. The yield on interest earning-assets increased 38 basis points to 5.10% for the year ended December 31, 2024 from 4.72% for the year ended December 31, 2023.

Interest Expense. Total interest expense increased $12.1 million, or 40.3%, to $42.1 million for the year ended December 31, 2024 from $30.0 million for the year ended December 31, 2023. Interest expense on deposit accounts increased $12.0 million, or 56.1%, to $33.4 million for the year ended December 31, 2024 from $21.4 million for the year ended December 31, 2023, due to an increase in the average balance of interest-bearing deposits of $155.8 million, or 22.2%, to $858.4 million for the year ended December 31, 2024 from $702.5 million for the year ended December 31, 2023, as well as an increase in the weighted average rate on interest-bearing deposits of 85 basis points to 3.90% for the year ended December 31, 2024 from 3.05% for the year ended December 31, 2023.

Interest expense on Federal Home Loan Bank advances increased $49,000, or 0.57%, to $8.62 million for the year ended December 31, 2024 from $8.57 million for the year ended December 31, 2023. The average balance of Federal Home Loan Bank advances decreased $684,000, or 0.3%, to $217.1 million for the year ended December 31, 2024 from $217.8 million for the year ended December 31, 2023. For the year ended December 31, 2024, the weighted average cost of Federal Home Loan Bank Advances was 3.97%, as compared to 3.94% for the year ended December 31, 2023.

Net Interest and Dividend Income. Net interest and dividend income before provision for credit losses was $25.0 million for the year ended December 31, 2024, compared to $24.8 million for the year ended December 31, 2023, or an increase of $198,000, or 0.8%. The net interest margin for the year ended December 31, 2024 was 1.86% as compared to 2.11% for the year ended December 31, 2023. The decrease in the net interest margin was driven by increases in the cost of interest bearing liabilities that were higher than increases in yields on interest earning assets during 2024.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, a provision for credit losses of $174,000 was recorded for the year ended December 31, 2024 in accordance with the CECL standard, compared to a provision for credit losses of $803,000 for the year ended December 31, 2023. The $629,000, or 78.3%, decrease in the provision was driven by lower loan growth during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Noninterest Income. Noninterest income was $1.2 million for the year ended December 31, 2024, as compared to $1.1 million for the year ended December 31, 2023, or an increase of $174,000, or 16.5%. The increase was primarily due to increases in net gains on sales of loans. The table below sets forth our noninterest income for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Customer service fees	$577	$516	$61	11.8%
Income from bank-owned life insurance	473	479	(6)	(1.3)
Net gain on sales of loans	119	21	98	466.7
Other	57	36	21	58.3
Total noninterest income	$1,226	$1,052	$174	16.5%

Noninterest Expense. Noninterest expense increased $1.6 million, or 8.5%, to $20.7 million for the year ended December 31, 2024 from $19.1 million for the year ended December 31, 2023. Significant changes are as follows:

•
Salaries and employee benefits increased $1.4 million, or 11.8%, driven by $974,000 in stock based compensation recorded during the year ended December 31, 2024, related to the 2023 Equity Incentive Plan, as compared to $165,000 in stock based compensation recorded during the year ended December 31, 2023. The employee stock awards were granted in the fourth quarter of 2023;
•
Director compensation increased $253,000, or 43.5%, driven by $332,000 in stock-based compensation recorded in the year ended December 31, 2024, as compared to $103,000 in stock-based compensation costs recorded during the year ended December 31, 2023. The director stock awards were granted at the end of the third quarter of 2023; and
•
Advertising and promotions decreased $243,000, or 30.6%, as we have streamlined our advertising efforts.

The table below sets forth our noninterest expense for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$13,062	$11,679	$1,383	11.8%
Director compensation	834	581	253	43.5
Occupancy and equipment	1,033	941	92	9.8
Data processing	1,198	1,093	105	9.6
Computer software and licensing fees	443	375	68	18.1
Advertising and promotions	551	794	(243)	(30.6)
Professional fees	1,258	1,355	(97)	(7.2)
Federal Deposit Insurance Corporation deposit insurance	752	793	(41)	(5.2)
Other expense	1,538	1,443	95	6.6
Total noninterest expense	$20,669	$19,054	$1,615	8.5%

Income Tax Expense. Income tax expense decreased $149,000, or 9.7%, to $1.4 million for the year ended December 31, 2024 from $1.5 million for the year ended December 31, 2023. The effective tax rate was 25.7% and 25.5% for the years ended December 31, 2024 and 2023, respectively.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. Average balances are daily average balances. The Company has no tax-equivalent yield adjustments. Non-accrual loans are included in average balances only. Average yields include the effect of deferred costs and fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Year Ended December 31,
	2024			2023
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,104,288	$57,852	5.24%	$994,834	$48,330	4.86%
Securities (1)	80,057	2,363	2.95	81,300	2,079	2.56
Short term investments	114,295	6,004	5.25	71,918	3,745	5.21
Interest-bearing time deposits	64	3	5.44	62	—	0.70
Total interest-earning assets	1,298,704	66,222	5.10%	1,148,114	54,154	4.72%
Non-interest-earning assets	34,056			32,755
Total assets	$1,332,760			$1,180,869

Interest-bearing liabilities:
Checking accounts	$18,891	$14	0.07%	$21,939	$18	0.08%
Savings accounts	111,858	3,048	2.72	164,087	4,074	2.48
Money market accounts	158,405	5,669	3.58	105,793	2,412	2.28
Certificates of deposit	569,199	24,704	4.34	410,704	14,909	3.63
Total interest-bearing deposits	858,353	33,435	3.90	702,523	21,413	3.05
Federal Home Loan Bank advances	217,087	8,622	3.97	217,771	8,573	3.94
Total interest-bearing liabilities	1,075,440	42,057	3.91%	920,294	29,986	3.26%
Non-interest-bearing demand deposits	77,721			84,546
Non-interest-bearing liabilities	12,661			11,148
Total liabilities	1,165,822			1,015,988
Shareholders' equity	166,938			164,881
Total liabilities and shareholders' equity	$1,332,760			$1,180,869

Net interest income		$24,165			$24,168
Net interest rate spread (2)			1.19%			1.46%
Net interest-earning assets (3)	$223,264			$227,820
Net interest margin (4)			1.86%			2.11%

Average interest-earning assets to interest- bearing liabilities			120.76%			124.76%

(1)
Excludes interest and dividends on cost method investments of $823,000 and $622,000 for the years ended December 31, 2024 and 2023, respectively.
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

	Years Ended December 31, 2024 vs. 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(in thousands)
Interest-earning assets:
Loans	$5,561	$3,961	$9,522
Securities	(33)	317	284
Short term investments	2,226	33	2,259
Interest-bearing time deposits	-	3	3
Total interest-earning assets	$7,754	$4,314	$12,068

Interest-bearing liabilities:
Checking accounts	$(2)	$(2)	$(4)
Savings accounts	(1,394)	368	(1,026)
Money market deposits	1,518	1,739	3,257
Certificates of deposit	6,500	3,295	9,795
Total deposits	6,622	5,400	12,022
Advances from the Federal Home Loan Bank	(27)	76	49
Total interest-bearing liabilities	$6,595	$5,476	$12,071

Change in net interest income	$1,159	$(1,162)	$(3)

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
•
continuing to diversify our loan portfolio by adding more commercial-related loans, which typically have shorter maturities and/or balloon payments; and

•
beginning in January of 2024 we began to utilize interest rate swaps to help manage our interest rate risk.

By following these strategies, we believe that we are better positioned to react to increases and decreases in market interest rates.

Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income sensitivity model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by various basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100-basis point increase in the “Change in Interest Rates” column below.

The table below sets forth, as of December 31, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

As of December 31, 2024
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$26,718	-8.7%
+300	27,364	-6.5%
+200	28,037	-4.2%
+100	28,683	-2.0%
Level	29,261	0.0%
-100	29,467	0.7%
-200	28,916	-1.2%
-300	28,257	-3.4%
-400	26,279	-10.2%

____________________

1.
Assumes an immediate uniform change in interest rates at all maturities.

The tables above indicate that at December 31, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a decrease in net interest income of 4.2%, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 1.2% decrease in net interest income.

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

The table below sets forth, as of December 31, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

As of December 31, 2024
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$105,756	$(58,357)	-35.6%	8.4%	(355)
+300	119,094	(45,019)	-27.4%	9.3%	(269)
+200	133,497	(30,616)	-18.7%	10.1%	(179)
+100	148,957	(15,156)	-9.2%	11.1%	(86)
—	164,113	—	0.0%	11.9%	—
-100	177,434	13,321	8.1%	12.6%	70
-200	186,368	22,255	13.6%	13.0%	108
-300	190,748	26,635	16.2%	13.1%	115
-400	189,593	25,480	15.5%	12.8%	89

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience an 18.7% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 13.6% increase in EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Boston, the Federal Reserve Bank and the Atlantic Community Bankers Bank. At December 31, 2024, we had outstanding advances of $234.0 million from the Federal Home Loan Bank. At December 31, 2024, we had unused borrowing capacity of $328.5 million with the Federal Home Loan Bank, $15.1 million with Federal Reserve Bank and $10.0 million with the Atlantic Community Bankers Bank.

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

At December 31, 2024, we had $21.5 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $80.2 million in unused lines of credit to borrowers and $54.6 million in unadvanced construction loans.

Non brokered certificates of deposit due within one year of December 31, 2024 totaled $321.7 million, or 32.2%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2025, or on our savings and money market accounts.

We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2024.

Our primary investing activity is originating loans. During the years ended December 31, 2024 and 2023, we originated and purchased $160.4 million and $268.1 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts as well as FHLB advances. We experienced net increases in deposits of $130.3 million and $150.1 million for the years ended December 31, 2024 and 2023, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. At December 31, 2024 and 2023, the level of brokered time deposits was $125.6 million and $115.5 million, respectively. At December 31, 2024 and 2023 the level of FHLB advances was $234.0 million.

For additional information, see the consolidated statements of cash flows for the years ended December 31, 2024 and 2023 included as part of the consolidated financial statements appearing elsewhere in this 10-K.

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

At December 31, 2024, Everett Co-operative Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 16 of the notes to consolidated financial statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2024, we had outstanding commitments to originate loans of $21.5 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Non brokered time deposits that are scheduled to mature in less than one year from December 31, 2024 totaled $321.7 million. Management expects that a substantial portion of these time deposits will be retained. However, if a substantial portion of these time deposits is not retained, we may utilize advances from the Federal Home Loan Bank, brokered deposits or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ECB Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of ECB Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended and the related notes (collectively, “the financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company's auditor since 2024.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 26, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

ECB Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ECB Bancorp, Inc., and Subsidiary (the Company) as of December 31, 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Newman & Noyes LLC

Boston, Massachusetts

March 29, 2024

We served as the Company’s auditor from 2015 to 2024.

ECB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2024 and December 31, 2023

(Dollars in thousands)

	December 31, 2024	December 31, 2023

ASSETS
Cash and due from banks	$5,828	$3,786
Short-term investments	151,789	115,250
Total cash and cash equivalents	157,617	119,036
Interest-bearing time deposits	100	—
Investments in available-for-sale securities (at fair value)	6,564	5,003
Investments in held-to-maturity securities, at cost (fair values of $67,505 at December 31, 2024 and $70,590 at December 31, 2023)	73,215	76,979
Loans, net of allowance for credit losses of $8,884 as of December 31, 2024 and $8,591 as of December 31, 2023	1,136,449	1,039,789
Federal Home Loan Bank stock, at cost	10,000	9,892
Premises and equipment, net	3,512	3,754
Accrued interest receivable	4,015	3,766
Deferred tax assets, net	4,914	4,767
Bank-owned life insurance	14,945	14,472
Other assets	6,822	2,877
Total assets	$1,418,153	$1,280,335

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$84,958	$78,342
Interest-bearing	913,575	789,872
Total deposits	998,533	868,214
Federal Home Loan Bank advances	234,000	234,000
Other liabilities	17,352	13,220
Total liabilities	1,249,885	1,115,434

Shareholders' Equity:
Preferred Stock, par value $0.01; Authorized: 1,000,000 shares; Issued and outstanding: 0 shares and 0 shares, respectively	—	—
Common Stock, par value $0.01; Authorized: 30,000,000 shares; Issued and outstanding: 9,095,833 shares and 9,291,810 shares, respectively	91	93
Additional paid-in capital	86,189	87,431
Retained earnings	87,845	83,854
Accumulated other comprehensive income	382	129
Unallocated common shares held by the Employee Stock Ownership Plan	(6,239)	(6,606)
Total shareholders' equity	$168,268	164,901
Total liabilities and shareholders' equity	1,418,153	$1,280,335

The accompanying notes are an integral part of these consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2024 and 2023

(Dollars in thousands, except share data)

	Year Ended
	December 31,
	2024	2023
Interest and dividend income:
Interest and fees on loans	$57,852	$48,330
Interest and dividends on securities	3,186	2,701
Interest on short-term investments	6,004	3,745
Interest on interest-bearing time deposits	3	—
Total interest and dividend income	67,045	54,776
Interest expense:
Interest on deposits	33,435	21,413
Interest on Federal Home Loan Bank advances	8,622	8,573
Total interest expense	42,057	29,986
Net interest and dividend income	24,988	24,790
Provision for credit losses	174	803
Net interest and dividend income after provision for credit losses	24,814	23,987
Noninterest income:
Customer service fees	577	516
Income from bank-owned life insurance	473	479
Net gain on sales of loans	119	21
Other income	57	36
Total noninterest income	1,226	1,052
Noninterest expense:
Salaries and employee benefits	13,062	11,679
Director compensation	834	581
Occupancy and equipment expense	1,033	941
Data processing	1,198	1,093
Computer software and licensing fees	443	375
Advertising and promotions	551	794
Professional fees	1,258	1,355
Federal Deposit Insurance Corporation deposit insurance	752	793
Other expense	1,538	1,443
Total noninterest expense	20,669	19,054
Income before income tax expense	5,371	5,985
Income tax expense	1,380	1,529
Net income	$3,991	$4,456
Share data:
Weighted average shares outstanding, basic	8,257,014	8,466,021
Weighted average shares outstanding, diluted	8,345,737	8,523,705
Basic earnings per share	$0.48	$0.53
Diluted earnings per share	$0.48	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2024 and 2023

(Dollars in thousands)

	Year Ended
	December 31,
	2024	2023

Net income	$3,991	$4,456
Other comprehensive income (loss), net of tax:
Net change in unrealized holding gain on securities available-for-sale	(43)	(6)
Net change in unrecognized postretirement benefit costs pertaining to supplemental executive retirement plan	14	(93)
Net change in unrecognized postretirement benefit costs pertaining to director fee continuation plan	5	(21)
Net change in fair value of cash flow hedges	277	—
Other comprehensive income (loss), net of tax	253	(120)

Comprehensive income	$4,244	$4,336

The accompanying notes are an integral part of these consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Statements of Changes in Shareholders' Equity

For the Years Ended December 31, 2024 and 2023

(Dollars in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unallocated Common Stock Held by ESOP	Total
Balance at December 31, 2022	9,175,247	$92	$89,286	$80,076	$249	$(6,973)	$162,730
Cumulative Effect Accounting Adjustment for CECL Adoption	-	-	-	(678)	-	-	(678)
Net income	-	-	-	4,456	-	-	4,456
Other comprehensive loss, net of tax	-	-	-	-	(120)	-	(120)
ESOP shares allocated (36,701 shares)	-	-	103	-	-	367	470
Shares repurchased under share repurchase plan	(189,394)	(2)	(2,223)	-	-	-	(2,225)
Restricted stock awards issued, net of awards surrendered	305,957	3	(3)	-	-	-	-
Stock-based compensation	-	-	268	-	-	-	268
Balance at December 31, 2023	9,291,810	$93	$87,431	$83,854	$129	$(6,606)	$164,901
Net income	-	-	-	3,991	-	-	3,991
Other comprehensive income, net of tax	-	-	-	-	253	-	253
ESOP shares allocated (36,701 shares)	-	-	127	-	-	367	494
Shares repurchased under share repurchase plan	(201,216)	(2)	(2,720)	-	-	-	(2,722)
Restricted stock awards issued, net of awards surrendered	(593)	-	(24)	-	-	-	(24)
Stock-based compensation	-	-	1,306	-	-	-	1,306
Stock options exercised	5,832	-	69	-	-	-	69
Balance at December 31, 2024	9,095,833	$91	$86,189	$87,845	$382	$(6,239)	$168,268
The accompanying notes are an integral part of these consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2024 and 2023

(Dollars in thousands)

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net income	$3,991	$4,456
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion) amortization of securities, net	(63)	31
Provision for credit losses	174	803
Change in deferred loan costs/fees	276	(32)
Gain on sales of loans, net	(119)	(21)
Proceeds from sales of loans	7,905	367
Loans originated for sale, net	(7,786)	(346)
Depreciation and amortization expense	302	279
Increase in accrued interest receivable	(249)	(1,134)
(Decrease) increase in accrued interest payable	(16)	1,455
Increase in bank-owned life insurance	(473)	(405)
Gain from life insurance policy death benefit	—	(72)
Deferred income tax benefit	(250)	(111)
ESOP expense	494	470
Stock-based compensation expense	1,306	268
Stock options exercised	69	—
Increase in other assets	(3,388)	(1,242)
Increase in other liabilities	4,124	1,668
Net cash provided by operating activities	6,297	6,434

Cash flows from investing activities:
Purchases of held-to-maturity securities	(8,874)	(8,292)
Proceeds from paydowns and maturities of held-to-maturity securities	12,684	8,864
Purchases of available-for-sale securities	(6,628)	—
Proceeds from paydowns and maturities of available-for-sale securities	5,029	—
Proceeds from life insurance policy death benefit	—	249
Purchase of interest-bearing time deposits	(200)	—
Proceeds from maturities of interest bearing time deposits	100	300
Purchase of Federal Home Loan Bank Stock	(2,464)	(3,525)
Redemption of Federal Home Loan Bank Stock	2,356	926
Loan originations and principal collections, net	(89,058)	(142,269)
Purchase of loans	(8,175)	(13,207)
Recoveries of loans previously charged off	1	1
Capital expenditures	(60)	(335)
Net cash used in investing activities	(95,289)	(157,288)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW and savings accounts	23,307	(28,590)
Net increase in time deposits	107,012	178,655
Proceeds from long-term Federal Home Loan Bank advances	55,000	195,000
Repayments of long-term Federal Home Loan Bank advances	(70,000)	(80,000)
Net change in short-term Federal Home Loan Bank advances	15,000	(55,000)
Restricted stock awards issued, net of awards surrendered	(24)	—
Payments for shares repurchased under share repurchase plan	(2,722)	(2,225)
Net cash provided by financing activities	127,573	207,840

Net increase in cash and cash equivalents	38,581	56,986
Cash and cash equivalents at beginning of year	119,036	62,050
Cash and cash equivalents at end of period	$157,617	$119,036

Supplemental disclosures:
Interest paid	$42,041	$28,531
Income taxes paid	1,566	2,259
Noncash activities:
Effect of the adoption of ASU 2016-13
Allowance for credit losses	—	182
Deferred income taxes	—	266
Other liabilities	—	762

The accompanying notes are an integral part of these consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024

Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

CONVERSION

On March 9, 2022, the Board of Directors of Everett Co-operative Bank (the "Bank") adopted a Plan of Conversion under which the Bank would convert from a Massachusetts mutual co-operative bank into a Massachusetts stock co-operative bank and become the wholly-owned subsidiary of a newly chartered stock holding company, ECB Bancorp, Inc. (the “Holding Company”). The Plan of Conversion received the required approvals of various regulatory agencies and the Plan of Conversion was approved by the required vote of more than two-thirds of the Bank’s depositors present and voting at a special meeting of depositors held on May 5, 2022. The Bank’s mutual to stock conversion and the Company’s stock offering were consummated on July 27, 2022. In the offering, the Company sold 8,915,247 shares of common stock at a per share price of $10.00 for gross offering proceeds of $89.2 million. Additionally, the Company contributed 260,000 shares and $600,000 in cash to the Everett Co-operative Bank Charitable Foundation (the “Foundation”).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for credit losses is a significant estimate that is particularly susceptible to significant change in the near term.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current period’s presentation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks and short-term investments.

The Company has historically been required to maintain certain vault cash and/or deposits with the Federal Reserve Bank of Boston. However, based on the COVID-19 pandemic, the Federal Reserve has reduced the reserve requirement ratio to zero percent across all deposit tiers as of March 26, 2020.

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

•
Held-to-maturity securities are measured at amortized cost on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, or in a separate component of shareholders' equity; they are disclosed in the notes to the consolidated financial statements.
•
Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings but are reported in other comprehensive income, net of related taxes.
•
Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings. The Company had no securities classified as trading securities at December 31, 2024 and 2023.

Purchase premiums and discounts are recognized in interest income, using the interest method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Such gains and losses are recognized within non-interest income within the consolidated statements of income.

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

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the security is determined to be uncollectible, or when either of the afore-mentioned criteria surrounding intent or requirement to sell have been met. No allowance for credit losses was recorded for AFS securities as of December 31, 2024 and 2023.

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of amortized cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance and recorded in noninterest income. Fair value is based on committed secondary market prices. No losses have been recorded during 2024 or 2023. Gains or losses on sales of mortgage loans are recognized in the Consolidated Statements of Income at the time of sale. Interest income is recognized on loans held for sale between the time the loan is funded and the loan is sold. Direct loan origination costs and fees are deferred upon origination and are recognized in the Consolidated Statements of Income on the date of sale.

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

Allowance for Credit Losses

The allowance for credit losses is established based upon the Company's current estimate of expected lifetime credit losses on loans measured at amortized cost. Credit losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. Subsequent recoveries, if any, are credited to the allowance. Under the current expected credit loss methodology (CECL) methodology, the Company estimates credit losses for financial assets on a collective basis for loans sharing similar risk characteristics. The Company segments financial assets with similar risk characteristics and has elected to segment its loans based on Federal Call codes used for reporting loans to the Federal Deposit Insurance Corporation as part of the Call Report process. These segments are collectively evaluated for expected credit losses using a quantitative Discounted Cash Flow ("DCF") model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The Company has elected to use this approach because DCF models allow for effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner and peer data is available for certain inputs such as the probability of default and the loss given default. The quantitative model utilizes a loss factor based approach to estimate expected credit losses, which are derived from internal historical and industry peer loss experience. The model estimates expected credit losses using loan level data over the estimated life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the historical long-run average using the straight-line reversion method. Management periodically evaluates a reasonable and supportable forecast period and a reversion period to be appropriate for purposes of estimating expected credit losses. The qualitative risk factors impacting the expected risk of loss within the portfolio include the following:

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

Loans that do not share similar risk characteristics with any pools of assets are subject to individual evaluation and are removed from the collectively assessed pools to avoid double counting. This includes loans on non-accrual status and loans that are 90 days or greater past due. For the loans that will be individually evaluated, the Company will use either a discounted cash flow (“DCF”) approach or a fair value of collateral approach. The latter approach will be used for loans deemed to be collateral dependent or when foreclosure is probable.

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

Other Real Estate Owned

Real estate properties and other assets, which have served as collateral to secure loans, are held for sale and are initially recorded at fair value less estimated costs to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated costs to sell) of the foreclosed asset is charged to the allowance for credit losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the valuation allowance, but not below zero. Upon a sale of a foreclosed asset, any excess of the carrying value over the sale proceeds is recognized as a loss on sale. Any excess of sale proceeds over the carrying value of the foreclosed asset is first applied as a recovery to the valuation allowance, if any, with the remainder being recognized as a gain on sale. Operating expenses and changes in the valuation allowance relating to foreclosed assets are recorded in other noninterest expense.

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

The Company has evaluated the positions taken on its tax returns filed and the potential impact on its tax status as of December 31, 2024. The Company has concluded no uncertain income tax positions exist at December 31, 2024. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the 2021 through 2023 tax years.

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

Ineffective liquidity management could adversely affect the Company's financial results and condition. Effective liquidity management is essential for the operation of the business. The Company requires sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on its debt obligations as they come due, and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. The Company's access to funding sources in amounts adequate to finance its activities on terms that are acceptable to the Company could be impaired by factors that affect the Company specifically, or the financial services industry or economy generally. Factors that could detrimentally impact the Company's access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. The Company's access to deposits may also be affected by the liquidity needs of its depositors. In particular, a portion of the Company's liabilities are checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of the Company's assets are loans, which cannot be called or sold in the same time frame. Although the Company has historically been able to replace maturing deposits and advances as necessary, it might not be able to replace such funds in the future, especially if a large number of the Company's depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect the Company's business, results of operations, or financial condition.

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

Derivatives and Hedging

Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. At the inception of a hedge, the Company documents certain items, including but not limited to the following: the relationship between hedging instruments and hedged items, the Company's risk management objectives, hedging strategies, and the evaluation of hedge transaction effectiveness. Documentation includes linking all derivatives designated as cash flow hedges to specific forecasted transactions.

The Company’s derivative instruments that are designated and qualify for hedge accounting are classified as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows associated with a recognized asset or liability, or a forecasted transaction). As such, changes in the fair value of the designated hedging instrument that is included in the assessment of hedge effectiveness are recorded in other comprehensive income and reclassified into net income in the same period or periods during which the hedged forecasted transaction affects net income. Such reclassifications are presented in the same income statement line item as the net income effect of the hedged item. If the hedging instrument is not highly effective at achieving offsetting cash flows attributable to the revised contractually specified interest rate(s), hedge accounting will be discontinued. At that time, accumulated other comprehensive income would be frozen and amortized, as long as the forecasted transactions are still probable of occurring. If a cash flow hedge is terminated, hedge accounting treatment would be retained, and accumulated other comprehensive income would be frozen and amortized, as long as the forecasted transactions are still probable of occurring

RECENT ACCOUNTING STANDARDS

The Company qualifies as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012 and has elected to defer the adoption of new or revised accounting standards until the nonpublic company effective dates. As such, the Company will adopt standards on the nonpublic company effective dates until such time that we no longer qualify as an EGC.

The Company adopted Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures, on January 1, 2024, which requires that information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue producing components for which separate financial information is produced internally and which are subject to evaluation by the chief operating decision maker (“CODM”). The Company has determined that its CODM is its Chief Executive Officer. The Company has one reportable segment: its banking business, which consists of a full range of lending and deposit offerings. The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as is net income reported in the Company’s consolidated statements of income and other comprehensive income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statements of income and other comprehensive income.

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments require that public business entities on an annual basis disclose specific categories in the rate reconciliation. ASU 2023-09 also requires entities to provide additional information for reconciling items that meet a quantitative threshold. As an emerging growth company, the amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2025 with early adoption permitted. ASU 2023-09 is not expected to have a significant impact on our financial statements.

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

NOTE 3 – INVESTMENTS IN SECURITIES

Held to Maturity Securities

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The following tables summarize the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Held-to-maturity:	Cost	Gains	Losses	Losses	Value
	(in thousands)
As of December 31, 2024
Debt securities issued by U.S. government-sponsored enterprises	$5,588	$—	$(138)	$—	$5,450
Mortgage-backed securities	44,261	20	(5,334)	—	38,947
Corporate bonds	17,899	192	(471)	—	17,620
U.S. Treasury securities	5,467	21	—	—	5,488
Total held-to-maturity securities	$73,215	$233	$(5,943)	$—	$67,505
As of December 31, 2023
Debt securities issued by U.S. government-sponsored enterprises	$10,225	$—	$(381)	$—	$9,844
Mortgage-backed securities	49,445	36	(5,235)	—	44,246
Corporate bonds	14,408	—	(779)	—	13,629
U.S. Treasury securities	2,901	—	(30)	—	2,871
Total held-to-maturity securities	$76,979	$36	$(6,425)	$—	$70,590

The Company measures expected credit losses on held to maturity securities on a collective basis by major security type. Management classifies the held-to maturity portfolio into the following major security types: U.S. Government Sponsored Enterprises, U.S. Treasury, Agency Mortgage-Backed Securities, and Corporate Bonds.

Held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the year ended December 31, 2024 and December 31, 2023. The Company's investments in corporate bonds are deemed “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery. Excluded from the table above is accrued interest on held to maturity securities of $378,000 and $310,000 at December 31, 2024 and 2023. respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities for the year ended December 31, 2024 and December 31, 2023. No securities held by the Company were delinquent on contractual payments at December 31, 2024 and December 31, 2023, nor were any securities placed on non-accrual status for the year then ended.

Available-for-Sale Securities

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Available-for-sale	Cost	Gains	Losses	Losses	Value
	(in thousands)
As of December 31, 2024
Mortgage-backed securities	$4,164	$—	$(38)	$—	$4,126
Collateralized mortgage obligation	1,452	—	(14)	—	1,438
Corporate bonds	1,000	—	—	—	1,000
Total available-for-sale securities	$6,616	$—	$(52)	$—	$6,564
As of December 31, 2023
Corporate bonds	$5,000	$4	$(1)	$—	$5,003
Total available-for-sale securities	$5,000	$4	$(1)	$—	$5,003

The Company did not record a provision for estimated credit losses on any available-for-sale securities for the year ended December 31, 2024 and December 31, 2023. Excluded from the table above is accrued interest on available-for-sale securities of $16,000 and $58,000 at December 31, 2024 and 2023, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities for the year ended December 31, 2024 and December 31, 2023. No securities held by the Company were delinquent on contractual payments at December 31, 2024 and December 31, 2023, nor were any securities placed on non-accrual status for the year then ended.

The aggregate fair value and unrealized losses of available-for-sale securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and have no allowance for credit losses, are as follows as of December 31, 2024 and December 31, 2023:

		Less than 12 Months		12 Months or Longer		Total
	# of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Holdings	Value	Losses	Value	Losses	Value	Losses
				(in thousands)
As of December 31, 2024
Available for Sale:
Mortgage-backed securities	2	$4,126	$(38)	$-	$-	$4,126	$(38)
Collateralized mortgage obligation	1	1,438	(14)	-	-	1,438	(14)
Total temporarily impaired securities	3	$5,564	$(52)	$-	$-	$5,564	$(52)

As of December 31, 2023

Available for Sale:
Corporate bonds	1	$2,500	$(1)	$-	$-	$2,500	$(1)
Total temporarily impaired securities	1	$2,500	$(1)	$-	$-	$2,500	$(1)

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Held to Maturity and Available-for-Sale Securities

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available for sale and held to maturity securities as of December 31, 2024 is presented below:

	Available-
	for-sale	Held-to-maturity
	Fair	Amortized	Fair
	Value	Cost Basis	Value
	(in thousands)
Within 1 year	$2,003	$12,563	$12,444
After 1 year through 5 years	2,123	20,284	20,068
After 5 years through 10 years	1,000	4,998	4,760
After 10 years	1,438	35,370	30,233
Total	$6,564	$73,215	$67,505

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of securities during the years ended December 31, 2024 and 2023.

The carrying value of securities pledged to secure advances from the FHLB were $55.5 million and $62.6 million as of December 31, 2024 and December 31, 2023, respectively.

The carrying value of securities pledged to secure advances from the Federal Reserve Bank (“FRB”) was $16.0 million as of December 31, 2024. There were no securities pledged to FRB at December 31, 2023.

NOTE 4 – LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

Loans consisted of the following as of the dates indicated:

	At December 31,		At December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$422,841	36.9%	$410,131	39.1%
Multi-family	343,970	30.0	287,361	27.4
Commercial	228,991	20.0	196,365	18.7
Home equity lines of credit and loans	45,154	4.0	33,357	3.2
Construction	90,894	7.9	112,000	10.7
Other loans:
Commercial loans	13,844	1.2	9,219	0.9
Consumer	141	0.0	173	0.0
	1,145,835	100.0%	1,048,606	100.0%
Less:
Net deferred loan fees	(502)		(226)
Allowance for credit losses	(8,884)		(8,591)
Total loans, net	$1,136,449		$1,039,789

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of December 31, 2024 and 2023, accrued interest receivable for loans totaled $3.5 million and $3.2 million, respectively, and is included in the "Accrued interest receivable" line item on the Company's Consolidated Balance Sheets.

The Company elected to exclude net deferred loan fees from the amortized cost basis of loans disclosed throughout this footnote.

The carrying value of loans pledged to secure advances from the FHLB was $744.6 million and $553.0 million as of December 31, 2024 and December 31, 2023, respectively.

The following tables set forth information regarding the allowance for credit losses as of and for the year ended December 31, 2024 and December 31, 2023:

	For the year ended December 31, 2024
	Beginning Balance	Charge-offs	Recoveries	(Benefit) provision	Ending Balance(1)
			(in thousands)
Real estate loans:
One-to-four family residential	$3,555	$-	$-	$(627)	$2,928
Multi-family	1,190	-	-	1,232	2,422
Commercial	1,636	-	-	624	2,260
Home equity lines of credit and loans	321	-	-	(203)	118
Construction	1,757	-	-	(721)	1,036
Other loans:
Commercial loans	131	-	-	(12)	119
Consumer	1	(4)	1	3	1
Total	$8,591	$(4)	$1	$296	$8,884

	For the year ended December 31, 2023
	Beginning Balance	Cumulative effect of accounting adjustment(2)	Charge-offs	Recoveries	Provision (benefit)	Ending Balance(1)
			(in thousands)
Real estate loans:
One-to-four family residential	$1,703	$130	$-	$-	$1,722	$3,555
Multi-family	1,839	77	-	-	(726)	1,190
Commercial	1,797	145	-	-	(306)	1,636
Home equity lines of credit and loans	194	(20)	-	-	147	321
Construction	1,286	136	-	-	335	1,757
Other loans:
Commercial loans	60	34	-	-	37	131
Consumer	1	-	(2)	1	1	1
Unallocated	320	(320)	-	-	-	-
Total	$7,200	$182	$(2)	$1	$1,210	$8,591

(1) Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $3.5 million and $3.2 million as of December 31, 2024 and December 31, 2023, respectively.

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

The following table shows the age analysis of past due loans as of the dates indicated:

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more and accruing	Loans on Non-accrual
	(in thousands)
As of December 31, 2024
Real estate loans:
One-to-four family residential	$1,260	$—	$1,077	$2,337	$420,504	$422,841	$—	$1,872
Multi-family	—	—	—	—	343,970	343,970	—	—
Commercial	—	—	—	—	228,991	228,991	—	—
Home equity lines of credit and loans	405	—	85	490	44,664	45,154	—	85
Construction	—	—	—	—	90,894	90,894	—	—

Other loans:
Commercial	—	—	—	—	13,844	13,844	—	—
Consumer	—	—	—	—	141	141	—	—
	$1,665	$—	$1,162	$2,827	$1,143,008	$1,145,835	$—	$1,957

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more and accruing	Loans on Non-accrual
	(in thousands)
As of December 31, 2023
Real estate loans:
One-to-four family residential	$722	$225	$809	$1,756	$408,375	$410,131	$—	$1,191
Multi-family	—	—	—	—	287,361	287,361	—	—
Commercial	—	—	—	—	196,365	196,365	—	—
Home equity lines of credit and loans	360	—	8	368	32,989	33,357	—	22
Construction	—	—	—	—	112,000	112,000	—	—

Other loans:
Commercial	—	—	—	—	9,219	9,219	—	—
Consumer	1	—	—	1	172	173	—	—
	$1,083	$225	$817	$2,125	$1,046,481	$1,048,606	$—	$1,213

As of December 31, 2024, the Company's collateral-dependent non-accrual residential real estate loans and home equity line of credit loans had amortized cost bases of $1.9 million and $85,000, respectively. These loans are secured by real estate with no related allowance for credit losses.

As of December 31, 2023, the Company's collateral-dependent non-accrual residential real estate loans and home equity line of credit loans had amortized cost bases of $1.2 million and $22,000, respectively. These loans are secured by real estate with no related allowance for credit losses.

The following table shows information regarding nonaccrual loans as of the dates indicated:

	As of December 31, 2024			Year Ended December 31, 2024
	With an Allowance for Credit Losses	Without an Allowance for Credit Losses	Total	Interest Income Recognized
	(in thousands)
December 31, 2024
Real estate loans:
One-to-four family residential	$—	$1,872	$1,872	$53
Home equity lines of credit and loans	—	85	85	1
Total nonaccrual loans	$—	$1,957	$1,957	$54

	As of December 31, 2023			Year Ended December 31, 2023
	With an Allowance for Credit Losses	Without an Allowance for Credit Losses	Total	Interest Income Recognized
	(in thousands)
December 31, 2023
Real estate loans:
One-to-four family residential	$—	$1,191	$1,191	$39
Home equity lines of credit and loans	—	22	22	1
Total nonaccrual loans	$—	$1,213	$1,213	$40

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

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of December 31, 2024 and December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
	2024	2023	2022	2021	2020	Prior
As of December 31, 2024	(in thousands)
One-to-four family residential
Pass	$8,351	$12,065	$34,466	$15,123	$3,979	$11,766	$—	$—	$85,750
Special Mention	—	—	—	—	636	771	—	—	1,407
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	30,905	46,491	84,245	68,818	48,728	56,497	—	—	335,684
Total	$39,256	$58,556	$118,711	$83,941	$53,343	$69,034	$—	$—	$422,841

Current-period gross charge-offs (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$24,006	$55,612	$201,562	$35,315	$8,611	$8,792	$10,072	$—	$343,970
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$24,006	$55,612	$201,562	$35,315	$8,611	$8,792	$10,072	$—	$343,970

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$28,614	$40,935	$82,054	$25,215	$15,447	$32,071	$4,655	$—	$228,991
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$28,614	$40,935	$82,054	$25,215	$15,447	$32,071	$4,655	$—	$228,991

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$199	$323	$—	$—	$—	$—	$8,083	$—	$8,605
Special Mention	—	—	—	—	—	10	322	—	332
Substandard	—	—	—	—	—	—	99	—	99
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	176	382	27	7	—	71	34,618	837	36,118
Total	$375	$705	$27	$7	$—	$81	$43,122	$837	$45,154

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$30,986	$19,398	$32,483	$2,493	$—	$2,988	$—	$—	$88,348
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	1,116	1,430	—	—	—	—	—	—	2,546
Total	$32,102	$20,828	$32,483	$2,493	$—	$2,988	$—	$—	$90,894

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial loans
Pass	$4,501	$4,410	$2,597	$340	$—	$195	$1,801	$—	$13,844
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$4,501	$4,410	$2,597	$340	$—	$195	$1,801	$—	$13,844

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	7	16	29	39	—	6	44	—	141
Total	$7	$16	$29	$39	$—	$6	$44	$—	$141

Current-period gross charge-offs	$4	$—	$—	$—	$—	$—	$—	$—	$4

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
	2023	2022	2021	2020	2019	Prior
As of December 31, 2023	(in thousands)
One-to-four family residential
Pass	$9,689	$36,662	$15,529	$4,476	$4,230	$9,224	$—	$—	$79,810
Special Mention	—	—	—	809	—	451	—	—	1,260
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	48,688	90,827	72,463	51,035	7,129	58,919	—	—	329,061
Total	$58,377	$127,489	$87,992	$56,320	$11,359	$68,594	$—	$—	$410,131

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$45,188	$194,999	$26,820	$8,873	$—	$9,798	$1,683	$—	$287,361
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$45,188	$194,999	$26,820	$8,873	$—	$9,798	$1,683	$—	$287,361

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$43,639	$72,671	$24,138	$16,407	$4,054	$31,132	$4,324	$—	$196,365
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$43,639	$72,671	$24,138	$16,407	$4,054	$31,132	$4,324	$—	$196,365

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$326	$—	$—	$—	$—	$—	$4,986	$—	$5,312
Special Mention	—	—	—	—	—	14	8	—	22
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	410	36	12	—	65	22	26,970	508	28,023
Total	$736	$36	$12	$—	$65	$36	$31,964	$508	$33,357

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$33,707	$55,170	$17,228	$—	$786	$2,988	$—	$—	$109,879
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	2,121	—	—	—	—	—	—	—	2,121
Total	$35,828	$55,170	$17,228	$—	$786	$2,988	$—	$—	$112,000

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial loans
Pass	$4,444	$3,349	$428	$35	$89	$154	$655	$—	$9,154
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	65	—	—	—	—	—	65
Total	$4,444	$3,349	$493	$35	$89	$154	$655	$—	$9,219

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	31	38	45	—	—	13	46	—	173
Total	$31	$38	$45	$—	$—	$13	$46	$—	$173

Current-period gross charge-offs	$2	$—	$—	$—	$—	$—	$—	$—	$2

(1) Non-accrual loans that were not formally rated amounted to $526,000 as of December 31, 2024. All loans not formally rated were accruing as of December 31, 2023.

At December 31, 2024, the Company had one consumer mortgage loans secured by residential real estate property in the process of foreclosure for $335,000. At December 31, 2023, the Company had no consumer mortgage loans secured by residential real estate property in the process of foreclosure.

For the year ended December 31, 2024 and December 31, 2023, the Company did not provide loan modifications involving borrowers that are experiencing financial difficulty. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification, if applicable. The Allowance for Credit Losses ("ACL") incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. Because the effect of most modifications made to borrowers experiencing financial difficulty would already be included in the ACL as a result of the measurement methodologies used to estimate the allowance, a change in the ACL is generally not recorded upon modification.

NOTE 5 – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	2024	2023
	(in thousands)

Banking premises and equipment:
Land	$594	$594
Buildings and improvements	5,696	5,696
Leasehold improvements	351	345
Furniture and equipment	1,754	1,724
Total cost	8,395	8,359
Accumulated depreciation and amortization	(4,883)	(4,605)
Net premises and equipment	$3,512	$3,754

Depreciation and amortization expense for the years ended December 31, 2024 and 2023 amounted to $302,000 and $279,000, respectively.

NOTE 6 – LEASES

The Company has operating leases for office space and one of our branch locations. These leases have remaining lease terms of two years to three years and certain of these leases have options to extend the lease for up to ten years. The options to extend have been included in the lease term if it was determined that it was reasonably certain that the Company will exercise the option.

All of the Company's leases are classified as operating leases. The right-of-use assets and corresponding lease liabilities are classified within “other assets” and “other liabilities,” respectively, in the accompanying consolidated balance sheets.

As of the dates indicated, the Company had the following related to operating leases:

	As of December 31, 2024	As of December 31, 2023
	(Dollars in thousands)

Right-of-use assets	$1,149	$1,295
Lease liabilities	1,200	1,336

Lease expense for the years ended December 31, 2024 and December 31, 2023 amounted to $200,000 and $175,000, respectively.

The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company's lease agreements include options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use assets and lease liabilities. The weighted average remaining lease term for operating leases at December 31, 2024 and 2023 was 7.6 years and 8.5 years, respectively. The weighted average discount rate was 4.28% and 4.21% at December 31, 2024 and 2023, respectively.

The following table sets forth the remaining minimum rental payments related to operating leases outstanding as of December 31, 2024.

As of December 31, 2024
Year	(in thousands)
2025	$191
2026	198
2027	207
2028	161
2029	152
Thereafter	519
Total minimum lease payments	1,428
Less: amount representing interest	228
Present value of future minimum lease payments	$1,200

NOTE 7 – DEPOSITS

The aggregate amount of time deposit accounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit (currently $250,000) at December 31, 2024 and 2023 was $258.7 million and $196.8 million, respectively.

The aggregate amount of brokered time deposits at December 31, 2024 and 2023 was $125.6 million and $115.5 million, respectively. All brokered time deposits are in denominations less than $250,000.

For time deposits as of December 31, 2024, the scheduled maturities for each of the following years ended December 31 are (in thousands):

2025	$388,407
2026	148,448
2027	53,853
2028	9,614
2029	5,193
Total	$605,515

NOTE 8 – BORROWINGS

Borrowings consist of advances borrowed from the FHLB.

Maturities of advances from the FHLB for the years ending after December 31, 2024 and December 31, 2023 are summarized as follows (dollars in thousands):

2024			2023
Stated Maturity	Total Outstanding	Weighted Average Contractual Rate	Stated Maturity	Total Outstanding	Weighted Average Contractual Rate

2025	$25,000	4.52%	2024	$30,000	4.37%
2026	4,000	0.82	2025	-	-
2027	95,000	3.95	2026	24,000	3.57
2028	65,000	4.20	2027	95,000	3.95
2029	45,000	3.58	2028	85,000	4.09
Total	$234,000	3.96%	Total	$234,000	4.02%

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family, multifamily and commercial real estate properties and other qualified assets.

At December 31, 2024 and 2023, the interest rates on FHLB advances ranged from 0.82% to 4.95% and 0.82% to 4.95%, respectively.

At December 31, 2024 and 2023, the Bank had a $2.2 million line of credit established with the FHLB. There were no advances on this line. The available borrowing capacity with the FHLB was $328.5 million as of December 31, 2024 and $200.8 million as of December 31, 2023.

At December 31, 2024 and 2023, the Bank had a $10.0 million line of credit established with the Atlantic Community Bankers Bank. There were no advances on this line.

At December 31, 2024 , the Bank had a line of credit established with the FRB with unused borrowing capacity of $15.1 million. There were no advances on this line. The Bank had no line of credit with the FRB at December 31, 2023.

NOTE 9 – EMPLOYEE BENEFIT PLANS

Pension Plans

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

Total expense related to the 401(k) plan for the years ended December 31, 2024 and 2023 amounted to $473,000 and $450,000, respectively.

Employee Incentive Plan

The Company provides an employee incentive plan which is approved annually by the Board of Directors, based on various factors. The employee incentive plan expense for the years ended December 31, 2024 and 2023 amounted to $1,557,000 and $1,356,000, respectively.

Supplemental Executive Retirement Plan (SERP)

The Bank formed a SERP for certain executive officers. The SERP provides nonfunded retirement benefits designed to supplement benefits available through the Bank’s other retirement plans for employees. The liability for the SERP amounted to $1,029,000 and $1,106,000 at December 31, 2024 and 2023, respectively.

Director Fee Continuation Plan (DFCP)

Effective January 1, 2017, the Bank established a DFCP which provides supplemental retirement benefits for directors. Under the DFCP, individuals who are directors as of the effective date of the DFCP are 100% vested in their benefits. Individuals who become directors after the effective date become fully vested in their accounts after having served on the Board of Directors for twelve years.

The following tables set forth information about the SERP and DFCP as of December 31 and the years then ended:

	2024		2023
	SERP	DFCP	SERP	DFCP
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,106	$769	$1,156	$689
Service cost	7	94	6	79
Interest cost	49	34	53	32
Actuarial (gain) loss	(25)	(23)	(9)	9
Benefits paid	(108)	(40)	(100)	(40)
Benefit obligation at end of year	1,029	834	1,106	769
Funded status	(1,029)	(834)	(1,106)	(769)

Amounts recognized in accumulated other comprehensive income as of December 31, 2024 and 2023, before tax effect, consist of:

	2024		2023
	SERP	DFCP	SERP	DFCP
	(in thousands)

Net gain	$(99)	$(104)	$(79)	$(97)

The accumulated benefit obligation and unfunded status of the SERP was $1,029,000 and $1,106,000 at December 31, 2024 and 2023, respectively, and is classified within “other liabilities” in the accompanying consolidated balance sheets. The accumulated benefit obligation and unfunded status of the DFCP was $834,000 and $769,000 at December 31, 2024 and 2023, respectively, and is classified within “other liabilities” in the accompanying consolidated balance sheets.

Assumptions used to determine the benefit obligation at December 31 are as follows:

	2024		2023
	SERP	DFCP	SERP	DFCP

Discount rate	5.27%	5.24%	4.66%	4.58%

Components of net periodic cost (benefit) and other comprehensive loss (income) for the years ended December 31 are as follows:

	2024		2023
	SERP	DFCP	SERP	DFCP
	(in thousands)
Components of net periodic cost
Service cost	$7	$94	$6	$79
Interest cost	49	34	53	32
Amortization of net actuarial gain	(5)	(16)	(138)	(21)
Net periodic cost (benefit)	51	112	(79)	90

Other changes in benefit obligations recognized as other comprehensive (income) loss:
Net actuarial (gain) loss	$(25)	$(23)	$(9)	$9
Amortization of net actuarial loss	5	16	138	21
Total other comprehensive (income) loss	(20)	(7)	129	30

Total net periodic cost and other comprehensive loss	$31	$105	$50	$120

The components of net periodic benefit cost attributable to service cost for the SERP and DFCP are included in the line items "salaries and employee benefits" and "director compensation," respectively. The components of net periodic benefit cost other than the service cost component are included in the line item “other expense” in the income statement.

Assumptions used to determine the net periodic cost for years ended December 31 are as follows:

	2024		2023
	SERP	DFCP	SERP	DFCP

Discount rate	4.66%	4.58%	4.86%	4.77%

Estimated future benefit payments, which reflect expected future service, as appropriate, as of December 31, 2024 are as follows:

	SERP	DFCP
	(in thousands)
2025	$110	$60
2026	110	60
2027	107	100
2028	106	100
2029	105	100
Years 2030 through 2034	430	525

Supplemental Executive Retirement Agreement

On January 1, 2018, the Company entered into a supplemental executive retirement agreement with an executive officer whereby the Company is obligated to provide post-retirement salary continuation benefits equal to 60% of the executive officer’s final average compensation, as defined. Benefits are 100% vested, commence upon retirement, and are payable based on a ten-year certain and life annuity. The liability for the Plan amounted to $3,385,000 and $3,200,000 as of December 31, 2024 and 2023, respectively. The expense recognized for the Plan for the years ended December 31, 2024 and 2023 amounted to $185,000 and $119,000, respectively.

Executive Deferred Compensation Plans

In 2021 and 2023, the Company entered into deferred compensation plans with two executive officers that allow the Company to make contributions to an account for the executive officers each year, as of January 1, based on the prior year’s performance and the Company's intent is that the contribution equal 10% of the executive officers' salaries and bonuses. The Company may make other contributions to the deferred compensation plans, at its discretion, at other times during the year. The expense recognized under the deferred compensation plans for the years ended December 31, 2024 and 2023 amounted to $94,000 and $83,000, respectively. The liability for the Executive Deferred Compensation Plans amounted to $273,000 and $179,000 as of December 31, 2024 and 2023, respectively.

Deferred Compensation Plan for Directors

The Company maintains the Everett Co-operative Bank Deferred Compensation Plan for Directors (the “Director Deferred Compensation Plan”) to allow for certain tax planning opportunities and additional retirement income for directors of the Company. All non-employee directors are eligible to participate in the Director Deferred Compensation Plan. Under the Director Deferred Compensation Plan, directors may elect to defer the receipt of up to 100% of their director fees. Participants are always 100% vested in their deferred fees and any interest credited to those deferrals. Earnings are credited to a participant’s deferrals each year and are indexed annually to the highest certificate of deposit rate offered by the Bank on January 1st of each year. The liability for the Director Deferred Compensation Plan amounted to $748,000 and $698,000 as of December 31, 2024 and 2023, respectively.

Survivor Benefit Plan

The Company entered into Survivor Benefit Plan Participation Agreements with a group of employees whereby the Company is obligated to provide up to two years of recognized compensation, as defined, to the beneficiary if the participant dies while employed by the Company. There was no expense recognized during 2024 or 2023.

Employment and Change in Control Agreements

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

Total compensation expense recognized in connection with the ESOP was $494,000 and $470,000 for the years ended December 31, 2024 and 2023, respectively. The following table presents share information held by the ESOP:

	As of December 31, 2024	As of December 31, 2023
	(Dollars in thousands)

Allocated shares	107,139	72,017
Shares committed to be released	-	-
Unallocated shares	623,917	660,618
Total shares	731,056	732,635
Fair value of unallocated shares	$9,259	$8,297

NOTE 10 – STOCK-BASED COMPENSATION

On September 7, 2023, the Company adopted the ECB Bancorp, Inc. 2023 Equity Incentive Plan ("2023 Equity Plan”). The 2023 Equity Plan authorizes 1,248,133 shares of common stock for equity based compensation awards including restricted stock awards, restricted stock units, stock options, and incentive stock options. As of December 31, 2024, there were 177,207 shares available for future grants.

Stock-Based Compensation - Stock Options

On September 8, 2023, the Company granted 174,960 stock options to non-employee directors with a contractual term of 10 years. On October 31, 2023, the Company granted 589,009 stock options to employees with a contractual term of 10 years. The stock options vest in equal annual installments over a five-year period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted for the year ended December 31, 2024. The following table sets forth information regarding the 2023 grants:

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

The following table represents stock option activities for the periods indicated:

	Year Ended December 31, 2024
	Outstanding and exercisable				Non-vested
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($1000)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($1000)
Balance at beginning of period	-	$-			763,969	$10.50
Granted	-	-			-	-
Vested	152,794	10.50			(152,794)	10.50
Exercised	(5,832)	11.80			-	-
Forfeited or expired	-	-			-	-
Balance at end of period	146,962	$10.45	8.81	$645	611,175	$10.50	8.81	$2,650

Year Ended December 31, 2023
	Outstanding and exercisable				Non-vested
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($1000)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($1000)
Balance at beginning of period	-	$-			-	$-
Granted	-	-			763,969	10.50
Exercised	-	-			-	-
Vested	-	-			-	-
Forfeited or expired	-	-			-	-
Balance at end of period	-	$-	-	$-	763,969	$10.50	9.81	$1,570

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

On September 8, 2023, the Company granted 69,984 restricted stock awards to non-employee directors. On October 31, 2023, the Company granted 235,973 restricted stock awards to employees. On August 6, 2024, the Company granted 1,000 restricted stock awards to employees. All restricted stock awards are vesting ratably over 5 years from grant date. The following table represents information regarding non-vested restricted stock award activities for the periods indicated:

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at beginning of period	305,957	$10.50	-	$-
Granted	1,000	13.00	305,957	10.50
Vested	(61,191)	10.50	-	-
Forfeited	-	-	-	-
Balance at end of period	245,766	$10.51	305,957	$10.50

The following table represents the compensation expense and income tax benefit recognized for stock options and restricted stock awards for the periods indicated:

	Year Ended December 31, 2024	Year Ended December 31, 2023
	(in thousands)
Stock-based compensation expense
Stock options	$661	$135
Restricted stock awards	645	133
Total stock-based compensation expense	$1,306	$268
Related tax benefits recognized in earnings	$280	$47

The following table sets forth the total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Amount	Weighted average period	Amount	Weighted average period

Stock options	$2,501	3.80	$3,162	4.80
Restricted stock awards	2,449	3.80	3,081	4.80
Total	$4,950		$6,243

NOTE 11 – INCOME TAXES

The components of income tax expense are as follows for the years ended December 31:

	2024	2023
	(in thousands)
Current:
Federal	$1,193	$1,179
State	437	461
	1,630	1,640
Deferred:
Federal	(185)	(67)
State	(65)	(44)
	(250)	(111)
Total income tax expense	$1,380	$1,529

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	2024	2023
	% of income	% of income

Statutory tax rates	21.0%	21.0%
Increase (decrease) in tax resulting from:
State tax, net of federal tax benefit	5.6	5.5
Bank-owned life insurance	(1.8)	(1.7)
Stock-based compensation	1.0	0.5
Other, net	(0.1)	0.2
Effective tax rates	25.7%	25.5%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2024	2023
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$2,676	$2,628
Employee benefit plans	2,375	2,150
ESOP	60	25
Lease liability	14	12
Net unrealized holding loss on available-for-sale securities	12	—
Interest on non-performing loans	10	4
Charitable contribution carryover	391	522
Other	66	—
Gross deferred tax assets	5,604	5,341

Deferred tax liabilities:
Depreciation	(308)	(300)
Unrecognized employee benefit costs under ASC 715-10	(57)	(50)
Net deferred loan costs	(184)	(63)
Stock-based compensation	(33)	(160)
Net unrealized holding gain on available-for-sale securities	—	(1)
Cash flow hedge	(108)	—
Gross deferred tax liabilities	(690)	(574)

Net deferred tax asset	$4,914	$4,767

The federal income tax reserve for credit losses at the Company’s base year amounted to $1,876,000 as of December 31, 2024 and 2023. If any portion of the reserve is used for purposes other than to absorb the losses for which it was established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year it is used. As the Company intends to use the reserve only to absorb credit losses, a deferred income tax liability of approximately $527,000 has not been provided as of December 31, 2024 and 2023.

At December 31, 2024, the Company had a charitable contribution carryover of $1,356,000 which expires on December 31, 2027. There is no valuation allowance recorded against the related deferred tax asset as the Company deems it probable that the deferred tax benefits will be fully realized.

NOTE 12 - RELATED PARTY TRANSACTIONS

During 2018, the Company entered into a lease agreement with a related party for office space. The initial lease term expired in February 2023 and contains a five year option to extend, as well as a cancellation clause permitting the Company to cancel the lease anytime during the initial term with sixty days’ notice. In February of 2022, the lease was amended to replace the five year option to extend with three options to extend the term of two years, two years and one year. In 2023, the Company executed the two year lease extension option. In August of 2024, the Company extended the lease through February 2027. Annual rent is $48,000, payable monthly, not including an annual tenant improvement credit of $18,000. The Company is responsible for a portion of common area charges, as well as other customary leasehold costs. Net annual rental payments amounted to $30,000 for 2024 and 2023.

In addition, during February 2022, a new lease agreement was entered into with the related party for additional office space. The initial lease term expired in February 2023 and contains three options to extend the term of two years, two years and one year. The first two year option was exercised during 2022. In August of 2024, the Company extended the lease through February 2027. Annual rent is $28,000, payable monthly. The Company is responsible for a portion of common area charges, as well as other customary leasehold costs. Net annual rental payments amounted to $28,000 and $27,000 for 2024 and 2023, respectively.

The Company utilizes the services of a law firm that is a related party for loan closings and related matters as well as general corporate legal matters. Fees for the years ended December 31, 2024 and December 31, 2023 were $117,000 and $116,000, respectively. Fees paid by the Company amounted to $67,000 for 2024 and 2023. The other fees were paid by borrowers, or paid by the Company and then reimbursed by borrowers.

The Company utilizes the services of one of the members of the Board of Directors of the Company for loan closings and related matters. Fees for the years ended December 31, 2024 and December 31, 2023 were $162,000 and $182,000, respectively. Fees paid by the Company for the years ended December 31, 2024 and December 31, 2023 were $8,000 and $9,000, respectively. The other fees were paid by borrowers, or paid by the Company and then reimbursed by borrowers.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2024 and December 31, 2023.

Cash and Cash Equivalents

For these financial instruments, which have original maturities of 90 days or less, their carrying amounts reported in the Consolidated Balance Sheets approximate fair value.

Available-for-Sale and Held-to-Maturity Securities

The Company’s investment in debt securities is generally classified within Level 2 of the fair value hierarchy. For those securities, the Company obtains fair value measurements from independent pricing services which are not adjusted by management. The fair value measurements consider observable data that considers standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

FHLB Stock

The fair value of FHLB stock approximates the carrying amount based on the redemption provisions of the FHLB. These assets were classified as Level 2.

Loans

The fair value of loans is measured on an exit price basis incorporating discounts for credit, liquidity and marketability factors. Loans were classified as Level 3 since the valuation methodology utilizes significant unobservable inputs.

Bank-Owned Life Insurance

The fair value of bank-owned life insurance was based upon quotations received from bank-owned life insurance dealers. These assets were classified as Level 2 given the use of observable inputs.

Accrued Interest Receivable

For these financial instruments, which have original maturities of 90 days or less, their carrying amounts reported in the Consolidated Balance Sheets approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing demand deposits, savings and money market accounts, was equal to their carrying amount. The fair value of certificates of deposits is valued using a replacement cost of funds approach, and discounted to the market rates and based on weighted remaining maturity. Deposits were classified as Level 2 given the use of observable market inputs.

Accrued Interest Payable

For these financial instruments, which have original maturities of 90 days or less, their carrying amounts reported in the Consolidated Balance Sheets approximate fair value.

Derivative Instruments

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

As of December 31, 2024 and 2023, the following summarizes assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
		Markets for	Observable	Inputs
		Identical Assets	Inputs	Level 3
		Level 1	Level 2

		(in thousands)
As of December 31, 2024
Assets:
Available-for-sale securities
Mortgage-backed securities	$4,126	$—	$4,126	$—
Collateralized mortgage obligation	1,438	—	1,438	—
Corporate bonds	1,000	—	1,000	—
Derivative instruments	557	—	557	—
Total assets measured at fair value on a recurring basis	$7,121	$—	$7,121	$—

Liabilities:
Derivative instruments	$173	$—	$173	$—
Total liabilities measured at fair value on a recurring basis	$173	$—	$173	$—

As of December 31, 2023
Available-for-sale securities
Corporate bonds	$5,003	$—	$5,003	$—
Total assets measured at fair value on a recurring basis	$5,003	$—	$5,003	$—

Under certain circumstances, the Company makes fair value adjustments to its assets and liabilities although they are not measured at fair value on an ongoing basis.

As of December 31, 2024 and 2023, the Bank had no assets or liabilities for which a nonrecurring change in fair value had been recorded.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value are discussed above. The estimated fair values and related carrying amounts of assets and liabilities for which fair value is only disclosed are shown below at the dates indicated:

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$157,617	$157,617	$157,617	$-	$-
Interest-bearing time deposits	100	100	-	100	-
Held-to-maturity securities	73,215	67,505	-	67,505	-
FHLB stock	10,000	10,000	-	10,000	-
Loans, net	1,136,449	1,079,916	-	-	1,079,916
Accrued interest receivable	4,015	4,015	4,015	-	-
Bank-owned life insurance	14,945	14,945	-	14,945	-

Financial liabilities:
Deposits, other than certificates of deposit	$393,018	$393,018	$-	$393,018	$-
Certificates of deposit	605,515	606,387	-	606,387	-
Federal Home Loan Bank advances	234,000	232,027	-	232,027	-
Accrued interest payable	2,207	2,207	2,207	-	-

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$119,036	$119,036	$119,036	$-	$-
Held-to-maturity securities	76,979	70,590	-	70,590	-
FHLB stock	9,892	9,892	-	9,892	-
Loans, net	1,039,789	952,867	-	-	952,867
Accrued interest receivable	3,766	3,766	3,766	-	-
Bank-owned life insurance	14,472	14,472	-	14,472	-

Financial liabilities:
Deposits, other than certificates of deposit	$369,711	$369,711	$-	$369,711	$-
Certificates of deposit	498,503	495,551	-	495,551	-
Federal Home Loan Bank advances	234,000	233,878	-	233,878	-
Accrued interest payable	2,191	2,191	2,191	-	-

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2024 and 2023, the maximum potential amount of the Company’s obligation was $50,000 and $0, respectively, for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Amounts of financial instruments whose contract amounts represent off-balance sheet credit risk are as follows as of the dates indicated:

	December 31, 2024	December 31, 2023
	(in thousands)
Commitments to originate loans	$21,542	$22,701
Commitments to purchase loans	-	415
Unadvanced funds on lines of credit	80,156	78,378
Unadvanced funds on construction loans	54,636	53,013
Letters of credit	50	-
	$156,384	$154,507

The Company accrues for credit losses related to off-balance sheet financial instruments. Expected losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for credit losses on loans, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $634,000 and $756,000 as of December 31, 2024 and 2023, respectively. Effective January 1, 2023, the Company adopted ASC Topic 326 with a cumulative transition adjustment of a $762,000 increase in allowance for credit losses on off-balance sheet credit exposures. For the year ended December 31, 2024 and 2023, a benefit of $122,000 and $407,000 was recorded to reflect a reduction in allowance for off-balance sheet commitments, respectively.

NOTE 15 – OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows for the years ended December 31, 2024 and 2023:

	Year ended
	December 31,
	2024	2023
	(in thousands)

Change in unrealized gains on securities:
Change in net unrealized holding gains on available-for-sale securities	$(55)	$(7)
Reclassification adjustment for realized gains in net income	—	—
Other comprehensive loss related to available-for-sale securities	(55)	(7)
Income tax benefit	12	1
Net-of-tax amount	(43)	(6)

Net actuarial gain on SERP	25	9
Reclassification adjustment for amortization of net actuarial gain (1)	(5)	(138)
Other comprehensive income (loss) related to SERP	20	(129)
Income tax (expense) benefit	(6)	36
Net-of-tax amount	14	(93)

Net actuarial gain (loss) on DFCP	23	(9)
Reclassification adjustment for amortization of net actuarial gain (2)	(16)	(21)
Other comprehensive income (loss) related to DFCP	7	(30)
Income tax (expense) benefit	(2)	9
Net-of-tax amount	5	(21)

Net change in fair value of cash flow hedges	1,129	—
Reclassification adjustment for realized gains in net income (3)	(745)	—
Other comprehensive income related to cash flow hedges	384	—
Income tax expense	(107)	—
Net-of-tax amount	277	—
Other comprehensive income (loss), net of tax	$253	$(120)

(1) Reclassification adjustments are comprised of amortization of unrecognized SERP costs reclassified into other expense.

(2) Reclassification adjustments are comprised of amortization of unrecognized DFCP costs reclassified into other expense.

(2) Reclassification adjustments are comprised of realized gains on cash flow hedges reclassified into interest expense.

Accumulated other comprehensive income as of December 31, 2024 and 2023 consists of unrecognized benefit costs, net of taxes, unrealized holding gains on securities available for sale, net of tax, and fair value of cash flow hedges, net of tax, as follows:

	As of December 31, 2024	As of December 31, 2023
	(in thousands)
Net unrealized holding (losses) gains on securities available-for-sale, net of tax	$(40)	$3
Unrecognized SERP gain, net of tax	70	56
Unrecognized DFCP gain, net of tax	75	70
Fair value of cash flow hedges, net of tax	277	—

Accumulated other comprehensive income	$382	$129

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

Management believes, as of December 31, 2024, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2024, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of the dates indicated:

			Minimum For Capital		Minimum To Be Well
			Adequacy Purposes		Capitalized Under
			Plus Capital		Prompt Corrective
	Actual		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2024
Total Capital (to Risk Weighted Assets)	$154,753	16.58%	$98,010	10.50%	$93,343	10.00%
Tier 1 Capital (to Risk Weighted Assets)	145,235	15.56%	79,342	8.50%	74,675	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	145,235	15.56%	65,340	7.00%	60,673	6.50%
Tier 1 Capital (to Average Assets)	145,235	10.47%	55,479	4.00%	69,349	5.00%

As of December 31, 2023
Total Capital (to Risk Weighted Assets)	$149,014	17.30%	$90,440	10.50%	$86,133	10.00%
Tier 1 Capital (to Risk Weighted Assets)	139,667	16.22%	73,213	8.50%	68,907	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	139,667	16.22%	60,293	7.00%	55,987	6.50%
Tier 1 Capital (to Average Assets)	139,667	11.31%	49,406	4.00%	61,758	5.00%

In addition to the above minimum requirements, the Bank is subject to a Capital Conservation Buffer requirement of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the Bank does not maintain the minimum Capital Conservation Buffer. At December 31, 2024, the Bank exceeded the minimum Capital Conservation Buffer.

NOTE 17 - PARENT COMPANY FINANCIAL STATEMENTS

ECB BANCORP, INC.
BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2024	2023

ASSETS
Cash	$15,896	$17,712
Investment in subsidiary	145,617	139,796
Loan to Everett Co-operative Bank ESOP	6,452	6,696
Deferred tax asset, net	391	522
Income taxes receivable	-	203
Other assets	18	13
Total assets	$168,374	$164,942

LIABILITIES AND SHAREHOLDERS' EQUITY
Income taxes payable	$83	$-
Other liabilities	23	41
Total liabilities	106	41
Shareholders' equity	168,268	164,901
Total liabilities and shareholders' equity	$168,374	$164,942

ECB BANCORP, INC.
STATEMENTS OF INCOME
(Dollars in thousands)

	Year Ended
	December 31,
	2024	2023
Interest income
Interest on loan	$318	$329
Interest on cash	249	356
Total interest income	567	685
Noninterest expense
Other expense	257	310
Total noninterest expense	257	310
Income before income taxes and equity in undistributed income of subsidiaries	310	375
Income tax expense	87	105
Income of parent company	223	270
Equity in undistributed income of subsidiary	3,768	4,186
Net income	$3,991	$4,456

ECB BANCORP, INC.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net income	$3,991	$4,456
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(3,768)	(4,186)
Deferred income tax expense	131	161
Stock options exercised	69	—
Net change in:
Other assets	(5)	(2)
Income taxes receivable	203	(54)
Income taxes payable	83	—
Other liabilities	(18)	36
Net cash provided by operating activities	686	411

Cash flows from investing activities:
ESOP loan principal payments	244	232
Capital contribution to Everett Co-operative Bank	—	(5,000)
Net cash provided by (used in) investing activities	244	(4,768)

Cash flows from financing activities:
Payments for shares repurchased under share repurchase plan	(2,722)	(2,225)
Restricted stock awards surrendered	(24)	—
Net cash used in financing activities	(2,746)	(2,225)

Net decrease in cash and cash equivalents	(1,816)	(6,582)
Cash and cash equivalents at beginning of year	17,712	24,294
Cash and cash equivalents at end of year	$15,896	$17,712

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

	Year ended December 31,
	2024	2023
	(dollars in thousands, except per share data)
Net income allocated to common stock	$3,991	$4,456

Weighted-average common shares outstanding used to calculate basic earnings per common share	8,257,014	8,466,021
Add: Dilutive effect of restricted stock awards	88,723	57,684
Weighted-average common shares outstanding used to calculate diluted earnings per common share	8,345,737	8,523,705
Earnings per common share
Basic	$0.48	$0.53
Diluted	$0.48	$0.52

For the year ended December 31, 2024 and 2023, the shares that were anti-dilutive, and therefore excluded from the calculation of diluted earnings per share, included options to purchase 758,137 and 763,969 shares of common stock, respectively.

NOTE 19 - DERIVATIVE AND HEDGING ACTIVITIES

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

Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives that are designated as and that qualify as cash flow hedges are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a quantitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially, and continue to be, highly effective at December 31, 2024.

The following table reflects the Company's derivative position at the date indicated below for the interest rate swaps:

As of December 31, 2024
(Dollars in thousands)
Notional amount	$60,000
Weighted-average pay rate	3.80%
Weighted-average receive rate	4.49%
Weighted-average maturity in years	3.74

The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of December 31, 2024:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$557	Other liabilities	$(173)
Total		$557		$(173)

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $185,000 to be reclassified as a decrease to interest expense from OCI related to the Company’s cash flow hedges in the twelve months following December 31, 2024. This reclassification is due to anticipated payments that will be received on the swaps based upon the forward curve at December 31, 2024.

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 4.3 years.

The pre-tax effects of cash flow hedges on accumulated other comprehensive income and current earnings for the period indicated are as follows:

Year Ended
December 31, 2024
(in thousands)
Interest rate swaps
Amount of gain recognized in OCI on derivatives	$384
Gain reclassified from OCI into interest expense	$(745)

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty not secured by variation margin plus any initial margin collateral posted. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. As of December 31, 2024, the Company has pledged cash collateral to a derivative counterparty totaling $1,100,000. As of December 31, 2024, the Company has received cash collateral from a derivative counterparty totaling $570,000. The Company may need to post additional collateral or may receive additional collateral in the future in proportion to potential changes in the overall unrealized gain or loss position.

The Company had no derivatives as of December 31, 2023. There was no OCI or interest expense related to cash flow hedges recognized for the year ended December 31, 2023.

NOTE 20 - SUBSEQUENT EVENTS

Management has reviewed events occurring through March 26, 2025, the date the consolidated financial statements were issued and determined that no subsequent events occurred requiring adjustment to or disclosure in these consolidated financial statements.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting. As of December 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting is effective, based on those criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm.

Internal control over financial reporting. During the quarter ended December 31, 2024, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include an attestation report of the independent registered public accounting firm regarding internal control over financial reporting because the Company is an emerging growth company.

ITEM 9B. Other Information

During the fourth quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the Company’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders (the “Proxy Statement”) that will be filed with the SEC within 120 days following the fiscal year end December 31, 2024 under the headings “Corporate Governance,” “Proposal 1 – Election of Directors,” and “Stock Ownership.”

ITEM 11. Executive Compensation

The information required herein is incorporated by reference from the Proxy Statement under the heading “Executive Compensation.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Except for the information concerning equity compensation plans, the information required herein is incorporated by reference from the Proxy Statement under the heading “Stock Ownership.” The following table sets forth information, as of December 31, 2024, about securities authorized for issuance under the Company’s 2023 Equity Incentive Plan, which has been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	758,137	$10.49	177,207
Plans not approved by shareholders	—	—	—
Total	758,137	$10.49	177,207

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

PART IV

ITEM15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements
The documents filed as a part of this Form 10-K are:
	(A)	Report of Independent Registered Public Accounting Firm
	(B)	Consolidated Balance Sheets as of December 31, 2024 and 2023
	(C)	Consolidated Statements of Income for the years ended December 31, 2024 and 2023
	(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023
	(E)	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2024 and 2023
	(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
	(G)	Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.
(a)(3)	Exhibits
	3.1	Amended and Restated Articles of Incorporation of ECB Bancorp, Inc. (1)
	3.2	Bylaws of ECB Bancorp (1)
	4.1	Form of Common Stock Certificate of ECB Bancorp (1)
	4.2	Description of ECB Bancorp, Inc. Securities (7)
	10.1*	Employment Agreement by and between ECB Bancorp, Inc., Everett Co-operative Bank and Richard J. O’Neil, Jr., As Amended (2)
	10.2*	Change in Control Agreement by and between Everett Co-operative Bank, ECB Bancorp, Inc. (as guarantor) and John Citrano (3)
	10.3*	Change in Control Agreement by and between Everett Co-operative Bank, ECB Bancorp, Inc. (as guarantor) and John Migliozzi (3)
	10.4*	Confidentiality and Non-Solicitation Agreement by and between Everett Co-operative Bank and John Migliozzi (3)
	10.5*	Change in Control Agreement by and between Everett Co-operative Bank, ECB Bancorp, Inc. (as guarantor) and Brandon Lavertu (8)
	10.6*	Everett Co-operative Bank Survivor Benefit Plan (4)
	10.7*	Supplemental Executive Retirement Plan for Richard O’Neil(1)
	10.8*	Non-Qualified Deferred Compensation Plan for John Citrano(1)
	10.9*	Non-Qualified Deferred Compensation Plan for John Migliozzi(5)

10.10*	Non-Qualified Deferred Compensation Plan for Brandon Lavertu
10.11*	Director Fee Continuation Plan(1)
10.12*	Director Deferred Compensation Plan(1)
10.13*	Form of Stock-Based Deferral Plan (1)
10.14*	Employee Incentive Plan (4)
10.15*	ECB Bancorp, Inc. 2023 Equity Incentive Plan (5)
19	Insider Trading Policy
21	Subsidiaries (1)
23.1	Consent of Wolf & Company, P.C.
23.2	Consent of Baker Newman & Noyes LLC
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	ECB Bancorp, Inc. Recoupment/Clawback Policy (7)
* Denotes management compensatory plan or arrangement
(1)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-263449), filed March 10, 2022.
(2)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2022 (file no. 001-41456), filed on March 30, 2023.
(3)	Incorporated by reference to the Current Report on Form 8-K (file no. 001-41456), filed December 22, 2022.
(4)	Incorporated by reference to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-263449), filed May 2, 2022.
(5)	Incorporated by reference to the Current Report on Form 8-K (file no. 001-41456), filed July 19, 2023.
(6)	Incorporated by reference to Appendix A to the Proxy Statement for the 2024 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 26, 2024 (file no. 001-41456)
(7)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2023 (file no. 001-41456), filed on March 29, 2024.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ending June 30, 2024 (file no. 001-41456), filed on August 9, 2024.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECB BANCORP, INC.

Date: March 26, 2025	By:	/s/Richard J. O'Neil, Jr.
Richard J. O’Neil, Jr. President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Richard J. O'Neil, Jr.	President, Chief Executive Officer and Director (Principal Executive	March 26, 2025
Richard J. O’Neil, Jr.	Officer)

/s/Brandon Lavertu	Executive Vice President and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	March 26, 2025
Brandon Lavertu

/s/Dennis J. Leonard	Chairman of the Board	March 26, 2025
Dennis J. Leonard

/s/Paul A. Delory	Director	March 26, 2025
Paul A. Delory

/s/Elizabeth P. Jones	Director	March 26, 2025
Elizabeth P. Jones

/s/Joseph Sachetta	Director	March 26, 2025
Joseph Sachetta

/s/Susan Sgroi	Director	March 26, 2025
Susan Sgroi

/s/Marjorie A. White	Director	March 26, 2025
Marjorie A. White