Form 10-Q
period 2025-03-31
ECB Bancorp, Inc. /MD/
filed 2025-05-09
CIK 1914605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, 9,027,681 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

ECB Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

ECB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(unaudited)

(Dollars in thousands)

	March 31, 2025	December 31, 2024

ASSETS
Cash and due from banks	$4,431	$5,828
Short-term investments	143,677	151,789
Total cash and cash equivalents	148,108	157,617
Interest-bearing time deposits	100	100
Investments in available-for-sale securities, at fair value	13,950	6,564
Investments in held-to-maturity securities, at amortized cost (fair values of $63,355 at March 31, 2025 and $67,505 at December 31, 2024)	68,081	73,215
Loans held-for-sale	83	—
Loans, net of allowance for credit losses of $8,808 at March 31, 2025 and $8,884 at December 31, 2024	1,177,543	1,136,449
Federal Home Loan Bank stock, at cost	10,000	10,000
Premises and equipment, net	3,455	3,512
Accrued interest receivable	4,343	4,015
Deferred tax asset, net	4,920	4,914
Bank-owned life insurance	15,061	14,945
Other assets	6,547	6,822
Total assets	$1,452,191	$1,418,153

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$79,853	$84,958
Interest-bearing	956,767	913,575
Total deposits	1,036,620	998,533
Federal Home Loan Bank advances	234,000	234,000
Other liabilities	12,993	17,352
Total liabilities	1,283,613	1,249,885

Shareholders' Equity:
Preferred Stock, par value $0.01; Authorized: 1,000,000 shares; Issued and outstanding: 0 shares	—	—
Common Stock, par value $0.01; Authorized: 30,000,000 shares; Issued and outstanding: 9,049,790 shares and 9,095,833 shares at March 31, 2025 and December 31, 2024, respectively	90	91
Additional paid-in capital	85,879	86,189
Retained earnings	89,142	87,845
Accumulated other comprehensive (loss) income	(385)	382
Unallocated common shares held by the Employee Stock Ownership Plan	(6,148)	(6,239)
Total shareholders' equity	168,578	168,268
Total liabilities and shareholders' equity	$1,452,191	$1,418,153

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(unaudited)

(Dollars in thousands, except share data)

	Three months ended
	March 31,
	2025	2024
Interest and dividend income:
Interest and fees on loans	$15,142	$13,446
Interest and dividends on securities	853	764
Interest on short term investments	1,625	1,484
Interest on interest-bearing deposits	1	—
Total interest and dividend income	17,621	15,694
Interest expense:
Interest on deposits	8,859	7,524
Interest on Federal Home Loan Bank advances	2,114	2,267
Total interest expense	10,973	9,791
Net interest and dividend income	6,648	5,903
(Benefit) provision for credit losses	(10)	147
Net interest and dividend income after (benefit) provision for credit losses	6,658	5,756
Noninterest income:
Customer service fees	140	142
Income from bank-owned life insurance	116	117
Net gain on sales of loans	—	35
Other income	15	13
Total noninterest income	271	307
Noninterest expense:
Salaries and employee benefits	3,260	3,311
Director compensation	216	209
Occupancy and equipment	281	274
Data processing	311	311
Computer software and licensing	109	109
Advertising and promotions	132	131
Professional fees	310	360
Federal Deposit Insurance Corporation deposit insurance	185	179
Other expense	404	347
Total noninterest expense	5,208	5,231
Income before income tax expense	1,721	832
Income tax expense	424	211
Net income	$1,297	$621
Share data:
Weighted average shares outstanding, basic	8,210,782	8,299,775
Weighted average shares outstanding, diluted	8,343,771	8,375,335
Basic earnings per share	$0.16	$0.07
Diluted earnings per share	$0.16	$0.07

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(unaudited)

(Dollars in thousands)

	Three months ended
	March 31,
	2025	2024

Net income	$1,297	$621
Other comprehensive (loss) income, net of tax:
Net change in fair value of securities available-for-sale	53	(3)
Net change in fair value of cash flow hedges	(820)	456

Other comprehensive (loss) income, net of tax	(767)	453

Comprehensive income	$530	$1,074

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Statements of Changes in Shareholders' Equity

(unaudited)

(in thousands except share data)

	Three months ended
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total
Balance at December 31, 2023	9,291,810	$93	$87,431	$83,854	$129	$(6,606)	$164,901
Net income	-	-	-	621	-	-	621
Other comprehensive income, net of tax	-	-	-	-	453	-	453
ESOP shares committed to be released (9,125 shares)	-	-	28	-	-	91	119
Shares repurchased under share repurchase plan	(48,232)	(1)	(628)	-	-	-	(629)
Stock-based compensation	-	-	324	-	-	-	324
Balance at March 31, 2024	9,243,578	$92	$87,155	$84,475	$582	$(6,515)	$165,789

Balance at December 31, 2024	9,095,833	$91	$86,189	$87,845	$382	$(6,239)	$168,268
Net income	-	-	-	1,297	-	-	1,297
Other comprehensive loss, net of tax	-	-	-	-	(767)	-	(767)
ESOP shares committed to be released (9,049 shares)	-	-	40	-	-	91	131
Shares repurchased under share repurchase plan	(46,043)	(1)	(672)	-	-	-	(673)
Stock-based compensation	-	-	322	-	-	-	322
Balance at March 31, 2025	9,049,790	$90	$85,879	$89,142	$(385)	$(6,148)	$168,578

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$1,297	$621
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion) amortization of securities, net	(73)	10
(Benefit) provision for credit losses	(10)	147
Change in deferred loan costs/fees	76	51
Gain on sales of loans, net	—	(35)
Proceeds from sales of loans	—	2,309
Loans originated for sale, net	(83)	(2,274)
Depreciation and amortization expense	75	75
Increase in accrued interest receivable	(328)	(285)
Increase in accrued interest payable	670	381
Increase in bank-owned life insurance	(116)	(118)
Deferred income tax expense	294	174
ESOP expense	131	119
Stock-based compensation expense	322	324
Increase in other assets	(243)	(237)
Decrease in other liabilities	(2,643)	(1,691)
Net cash used in operating activities	(631)	(429)

Cash flows from investing activities:
Purchases of held-to-maturity securities	—	(1,500)
Proceeds from paydowns and maturities of held-to-maturity securities	5,160	1,154
Purchases of available-for-sale securities	(8,088)	—
Proceed from payments and maturities of available-for-sale securities	822	2,500
Investment in low-income housing tax credit fund	(2,992)	—
Purchase of Federal Home Loan Bank Stock	(730)	—
Redemption of Federal Home Loan Bank Stock	730	115
Loan originations and principal collections, net	(41,176)	(27,346)
Purchase of loans	—	(3,945)
Capital expenditures	(18)	(20)
Net cash used in investing activities	(46,292)	(29,042)

Cash flows from financing activities:
Net change in demand deposits, interest-bearing checking, savings and money market accounts	6,679	(3,660)
Net increase in time deposits	31,408	37,092
Proceeds from long-term Federal Home Loan Bank advances	25,000	—
Repayments of long-term Federal Home Loan Bank advances	(25,000)	(25,000)
Net change in short-term Federal Home Loan Bank advances	—	15,000
Payments for shares repurchased under share repurchase plan	(673)	(629)
Net cash provided by financing activities	37,414	22,803

Net increase in cash and cash equivalents	(9,509)	(6,668)
Cash and cash equivalents at beginning of year	157,617	119,036
Cash and cash equivalents at end of period	$148,108	$112,368

Supplemental disclosures:
Interest paid	$11,643	$10,172
Income taxes paid	225	210

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

The Bank has established a Liquidation Account in an amount equal to the net worth of the Bank as of the date of the latest consolidated balance sheet contained in the final prospectus distributed in connection with the Company’s stock conversion and stock offering. The function of the Liquidation Account is to establish a priority on liquidation of the Bank. The Liquidation Account will be maintained by the Bank for the benefit of the eligible account holders who continue to maintain deposit accounts with the Bank, following the conversion. Each eligible account holder, with respect to each deposit account, holds a related inchoate interest in a portion of the Liquidation Account balance, in relation to each deposit account balance at the eligibility record date, or to such balance as it may be subsequently reduced, as hereinafter provided. The initial Liquidation Account balance will not be increased, and is subject to downward adjustment to the extent of any downward adjustment of any subaccount balance of any eligible account holder in accordance with the regulations of the Division of Banks of the Commonwealth of Massachusetts.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2025 and the results of operations and cash flows for the interim periods ended March 31, 2025 and 2024. Such adjustments were of a normal recurring nature. Interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 and accompanying notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

NOTE 3 – INVESTMENTS IN SECURITIES

Held to Maturity Securities

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The following tables summarize the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses of held to maturity securities at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Held-to-maturity:	Cost	Gains	Losses	Losses	Value
	(in thousands)
March 31, 2025
Debt securities issued by U.S. government-sponsored enterprises	$5,588	$—	$(85)	$—	$5,503
Mortgage-backed securities	43,099	42	(4,515)	—	38,626
Corporate bonds	16,399	216	(396)	—	16,219
U.S. Treasury securities	2,995	12	—	—	3,007
Total held-to-maturity securities	$68,081	$270	$(4,996)	$—	$63,355

December 31, 2024
Debt securities issued by U.S. government-sponsored enterprises	$5,588	$—	$(138)	$—	$5,450
Mortgage-backed securities	44,261	20	(5,334)	—	38,947
Corporate bonds	17,899	192	(471)	—	17,620
U.S. Treasury securities	5,467	21	—	—	5,488
Total held-to-maturity securities	$73,215	$233	$(5,943)	$—	$67,505

The Company measures expected credit losses on held to maturity securities on a collective basis by major security type. Management classifies the held-to maturity portfolio into the following major security types: U.S. Government Sponsored Enterprises, U.S. Treasury, Agency Mortgage-Backed Securities, and Corporate Bonds.

Held to maturity securities are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three months ended March 31, 2025 and 2024. The Company's investments in corporate bonds are deemed “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery. Excluded from the table above is accrued interest on held to maturity securities of $296,000 and $378,000 at March 31, 2025 and December 31, 2024, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities for the three months ended March 31, 2025 and 2024. No securities held by the Company were delinquent on contractual payments at March 31, 2025 and December 31, 2024, nor were any securities placed on non-accrual status for the three months ended March 31, 2025 and 2024.

Available for Sale Securities

The following tables summarize the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses of available for sale securities at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Available-for-sale	Cost	Gains	Losses	Losses	Value
	(in thousands)
March 31, 2025
Mortgage-backed securities	$7,483	$21	$(19)	$—	$7,485
Collateralized mortgage obligation	1,446	—	(18)	—	1,428
Corporate bonds	5,000	50	(13)	—	5,037
Total available-for-sale securities	$13,929	$71	$(50)	$—	$13,950

December 31, 2024
Mortgage-backed securities	$4,164	$—	$(38)	$—	$4,126
Collateralized mortgage obligation	1,452	—	(14)	—	1,438
Corporate bonds	1,000	—	—	—	1,000
Total available-for-sale securities	$6,616	$—	$(52)	$—	$6,564

The Company's available for sale securities are carried at fair value. For available for sale securities in an unrealized loss position, management will first evaluate whether there is intent to sell a security, or if it is more likely than not that the Company will be required to sell a security prior to anticipated recovery of its amortized cost basis. If either of these criteria are met, the Company will record a write-down of the security's amortized cost basis to fair value through income. For those available for sale securities which do not meet the intent or requirement to sell criteria, management will evaluate whether the decline in fair value is a result of credit related matters or other factors. In performing this assessment, Management considers the creditworthiness of the issuer including whether the security is guaranteed by the U.S. federal government or other government agency, the extent to which fair value is less than amortized cost, and changes in credit rating during the period, among other factors. If this assessment indicates the existence of credit losses, an allowance for credit losses will be established, as determined by a discounted cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and is recognized in earnings. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when a security is determined to be uncollectible, or when either of the afore-mentioned criteria surrounding intent or requirement to sell have been met. No allowance for credit losses was recorded for AFS securities as of March 31, 2025 and December 31, 2024.

The Company did not record a provision for estimated credit losses on any available for sale securities for the three months ended March 31, 2025 and 2024. Excluded from the table above is accrued interest on available for sale securities of $49,000 and $16,000 at March 31, 2025 and December 31, 2024, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities for the three months ended March 31, 2025 and 2023. No securities held by the Company were delinquent on contractual payments at March 31, 2025 and December 31, 2024, nor were any securities placed on non-accrual status for the three months ended March 31, 2025 and 2024.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of securities during the three months ended March 31, 2025 and 2024.

The aggregate fair value and unrealized losses of available-for-sale securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and have no allowance for credit losses, are as follows as of March 31, 2025 and December 31, 2024:

		Less than 12 Months		12 Months or Longer		Total
	# of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Holdings	Value	Losses	Value	Losses	Value	Losses
				(Dollars in thousands)
March 31, 2025
Available for Sale:
Mortgage-backed securities	2	$3,364	$(19)	$—	$—	$3,364	$(19)
Collateralized mortgage obligation	1	1,428	(18)	—	—	1,428	(18)
Corporate bonds	1	987	(13)	—	—	987	(13)
Total	4	$5,779	$(50)	$—	$—	$5,779	$(50)

December 31, 2024
Available for Sale:
Mortgage-backed securities	2	$4,126	$(38)	$—	$—	$4,126	$(38)
Collateralized mortgage obligation	1	1,438	(14)	—	—	1,438	(14)
Total	3	$5,564	$(52)	$—	$—	$5,564	$(52)

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Held to Maturity and Available for Sale Securities

The actual maturities of certain available-for-sale or held-to-maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available-for-sale and held-to-maturity securities as of March 31, 2025 is presented below:

	Available-for-sale	Held-to-maturity
	Fair	Amortized	Fair
	Value	Cost	Value
	(in thousands)
Within 1 year	$1,999	$14,308	$14,180
After 1 year through 5 years	5,485	14,434	14,402
After 5 years through 10 years	988	4,918	4,714
After 10 years	5,478	34,421	30,059
Total	$13,950	$68,081	$63,355

The carrying value of securities pledged to secure advances from the Federal Home Loan Bank of Boston (“FHLBB”) was $55.5 million as of March 31, 2025 and December 31, 2024.

The carrying value of securities pledged to secure advances from the Federal Reserve Bank (“FRB”) was $18.2 million and $16.0 million as of March 31, 2025 and December 31, 2024, respectively.

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

Allowance for Credit Losses - Loans Held for Investment

The allowance for credit losses is established based upon the Company's current estimate of expected lifetime credit losses on loans measured at amortized cost. Credit losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. Subsequent recoveries, if any, are credited to the allowance. Under the current expected credit loss (CECL) methodology, the Company estimates credit losses for financial assets on a collective basis for loans sharing similar risk characteristics. The Company segments financial assets with similar risk characteristics and has elected to segment its loans based on Federal Call codes used for reporting loans to the Federal Deposit Insurance Corporation as part of the Call Report process. These segments are collectively evaluated for expected credit losses using a quantitative Discounted Cash Flow ("DCF") model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The Company has elected to use this approach because DCF models allow for effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner and peer data is available for certain inputs such as the probability of default and the loss given default. The quantitative model utilizes a loss factor based approach to estimate expected credit losses, which are derived from internal historical and industry peer loss experience. The model estimates expected credit losses using loan level data over the estimated life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the historical long-run average using the straight-line reversion method. Management periodically evaluates a reasonable and supportable forecast period and a reversion period to be appropriate for purposes of estimating expected credit losses. The qualitative risk factors impacting the expected risk of loss within the portfolio include the following:

•
Lending policies and procedures
•
Economic and business conditions
•
Nature and volume of loans
•
Changes in management
•
Changes in credit quality
•
Changes in loan review system
•
Changes to underlying collateral values
•
Concentrations of credit risk
•
Other external factors

Loans that do not share similar risk characteristics with any pools of assets are subject to individual evaluation and are removed from the collectively assessed pools to avoid double counting. This includes loans on non-accrual and loans that are 90 days or greater past due. For the loans that will be individually evaluated, the Company will use either a discounted cash flow ("DCF") approach or a fair value of collateral approach. The latter approach will be used for loans deemed to be collateral dependent or when foreclosure is probable. Accrued interest receivable amounts are excluded from balances of loans held at amortized cost and are included within accrued interest receivable in the consolidated balance sheets. Management has elected not to measure an allowance for credit losses on these amounts as the Company employs a timely write-off policy. Consistent with the Company's policy for nonaccrual loans, accrued interest receivable is typically written off when loans reach 90 days past due and are placed on nonaccrual status.

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

Loans consisted of the following as of the dates indicated:

	At March 31,		At December 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$434,371	36.6%	$422,841	36.9%
Multi-family	371,014	31.3%	343,970	30.0%
Commercial	255,066	21.5%	228,991	20.0%
Home equity lines of credit and loans	44,032	3.7%	45,154	4.0%
Construction	69,684	5.9%	90,894	7.9%
Other loans:
Commercial	12,553	1.0%	13,844	1.2%
Consumer	209	0.0%	141	0.0%
Total loans, gross	1,186,929	100.0%	1,145,835	100.0%
Less:
Net deferred loan fees	(578)		(502)
Allowance for credit losses	(8,808)		(8,884)
Total loans, net	$1,177,543		$1,136,449

The carrying value of loans pledged to secure advances from the FHLBB were $731.2 million and $744.6 million as of March 31, 2025 and December 31, 2024, respectively.

The following tables set forth information regarding the allowance for credit losses on loans as of and for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31, 2025
	(in thousands)
	Beginning Balance	Charge-offs	Recoveries	(Benefit) provision	Ending Balance(1)
Real estate loans:
One-to-four family residential	$2,928	$-	$-	$(230)	$2,698
Multi-family	2,422	-	-	210	2,632
Commercial	2,260	-	-	272	2,532
Home equity lines of credit and loans	118	-	-	1	119
Construction	1,036	-	-	(328)	708
Other loans:
Commercial	119	(81)	-	80	118
Consumer	1	(1)	-	1	1
Total	$8,884	$(82)	$-	$6	$8,808

	For the three months ended March 31, 2024
	(in thousands)
	Beginning Balance	Charge-offs	Recoveries	(Benefit) provision	Ending Balance(1)
Real estate loans:
One-to-four family residential	$3,555	$-	$-	$(44)	$3,511
Multi-family	1,190	-	-	93	1,283
Commercial	1,636	-	-	36	1,672
Home equity lines of credit and loans	321	-	-	(2)	319
Construction	1,757	-	-	(76)	1,681
Other loans:
Commercial	131	-	-	72	203
Consumer	1	-	-	-	1
Total	$8,591	$-	$-	79	$8,670

(1) Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $3.8 million and $3.5 million as of March 31, 2025 and December 31, 2024.

The following tables show the age analysis of past due loans as of the dates indicated:

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more past due and accruing	Loans on Non-accrual
	(in thousands)
As of March 31, 2025
Real estate loans:
One-to-four family residential	$623	$—	$106	$729	$433,642	$434,371	$—	$959
Multi-family	—	—	—	—	371,014	371,014	—	—
Commercial	—	—	—	—	255,066	255,066	—	—
Home equity lines of credit and loans	193	—	12	205	43,827	44,032	—	305
Construction	—	—	—	—	69,684	69,684	—	—

Other loans:
Commercial	—	—	—	—	12,553	12,553	—	—
Consumer	—	—	—	—	209	209	—	—
	$816	$—	$118	$934	$1,185,995	$1,186,929	$—	$1,264

	30–59 Days	60–89 Days	90 Days or More	Total Past Due	Total Current	Total Loans	90 days or more past due and accruing	Loans on Non-accrual
	(in thousands)
As of December 31, 2024
Real estate loans:
One-to-four family residential	$1,260	$—	$1,077	$2,337	$420,504	$422,841	$—	$1,872
Multi-family	—	—	—	—	343,970	343,970	—	—
Commercial	—	—	—	—	228,991	228,991	—	—
Home equity lines of credit and loans	405	—	85	490	44,664	45,154	—	85
Construction	—	—	—	—	90,894	90,894	—	—

Other loans:
Commercial	—	—	—	—	13,844	13,844	—	—
Consumer	—	—	—	—	141	141	—	—
	$1,665	$—	$1,162	$2,827	$1,143,008	$1,145,835	$—	$1,957

During the three months ended March 31, 2025 and 2024, interest income recognized on nonaccrual loans amounted to $39,000 and $15,000, respectively. The following tables show information regarding nonaccrual loans as of the dates indicated:

	As of March 31, 2025			Three Months Ended March 31, 2025
	With an Allowance for Credit Losses	Without an Allowance for Credit Losses	Total	Interest Income Recognized
	(in thousands)

Real estate loans:
One-to-four family residential	$—	$959	$959	$28
Home equity lines of credit and loans	—	305	305	11
Total nonaccrual loans	$—	$1,264	$1,264	$39

	As of December 31, 2024			Year Ended December 31, 2024
	With an Allowance for Credit Losses	Without an Allowance for Credit Losses	Total	Interest Income Recognized
	(in thousands)

Real estate loans:
One-to-four family residential	$—	$1,872	$1,872	$53
Home equity lines of credit and loans	—	85	85	1
Total nonaccrual loans	$—	$1,957	$1,957	$54

Credit Quality Information

The Company's loan rating system for multi-family and commercial real estate, construction, commercial loans and certain residential and home equity lines of credit is as follows:

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

The following tables detail the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of March 31, 2025 and December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
	2025	2024	2023	2022	2021	Prior
As of March 31, 2025	(in thousands)
One-to-four family residential
Pass	$5,059	$8,874	$14,022	$34,310	$15,014	$15,380	$—	$—	$92,659
Special Mention	—	—	523	—	371	495	—	—	1,389
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	10,101	29,826	47,074	82,289	67,885	103,148	—	—	340,323
Total	$15,160	$38,700	$61,619	$116,599	$83,270	$119,023	$—	$—	$434,371

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$21,403	$24,918	$57,090	$205,573	$35,081	$17,246	$9,703	$—	$371,014
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$21,403	$24,918	$57,090	$205,573	$35,081	$17,246	$9,703	$—	$371,014

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$12,918	$28,514	$38,761	$98,669	$25,030	$46,010	$5,164	$—	255,066
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$12,918	$28,514	$38,761	$98,669	$25,030	$46,010	$5,164	$—	$255,066

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$—	$198	$321	$—	$—	$—	$6,370	$—	$6,889
Special Mention	—	—	—	—	—	6	297	—	303
Substandard	—	—	—	—	—	—	99	—	99
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	90	175	375	26	6	67	35,161	841	36,741
Total	$90	$373	$696	$26	$6	$73	$41,927	$841	$44,032

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$3,644	$34,215	$13,419	$11,623	$1,355	$2,988	$—	$—	$67,244
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	701	1,291	448	—	—	—	—	—	2,440
Total	$4,345	$35,506	$13,867	$11,623	$1,355	$2,988	$—	$—	$69,684

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$—	$4,501	$4,401	$2,453	$301	$172	$725	$—	$12,553
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$-	$4,501	$4,401	$2,453	$301	$172	$725	$—	$12,553

Current-period gross charge-offs	$—	$—	$—	$—	$—	$16	$65	$—	$81

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	78	7	14	27	37	5	41	—	209
Total	$78	$7	$14	$27	$37	$5	$41	$—	$209

Current-period gross charge-offs	$1	$—	$—	$—	$—	$—	$—	$—	$1

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
	2024	2023	2022	2021	2020	Prior
As of December 31, 2024	(in thousands)
One-to-four family residential
Pass	$8,351	$12,065	$34,466	$15,123	$3,979	$11,766	$—	$—	$85,750
Special Mention	—	—	—	—	636	771	—	—	1,407
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	30,905	46,491	84,245	68,818	48,728	56,497	—	—	335,684
Total	$39,256	$58,556	$118,711	$83,941	$53,343	$69,034	$—	$—	$422,841

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$24,006	$55,612	$201,562	$35,315	$8,611	$8,792	$10,072	$—	$343,970
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$24,006	$55,612	$201,562	$35,315	$8,611	$8,792	$10,072	$—	$343,970

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$28,614	$40,935	$82,054	$25,215	$15,447	$32,071	$4,655	$—	$228,991
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$28,614	$40,935	$82,054	$25,215	$15,447	$32,071	$4,655	$—	$228,991

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$199	$323	$—	$—	$—	$—	$8,083	$—	$8,605
Special Mention	—	—	—	—	—	10	322	—	332
Substandard	—	—	—	—	—	—	99	—	99
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	176	382	27	7	—	71	34,618	837	36,118
Total	$375	$705	$27	$7	$—	$81	$43,122	$837	$45,154

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$30,986	$19,398	$32,483	$2,493	$—	$2,988	$—	$—	$88,348
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	1,116	1,430	—	—	—	—	—	—	2,546
Total	$32,102	$20,828	$32,483	$2,493	$—	$2,988	$—	$—	$90,894

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$4,501	$4,410	$2,597	$340	$—	$195	$1,801	$—	$13,844
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$4,501	$4,410	$2,597	$340	$—	$195	$1,801	$—	$13,844

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	7	16	29	39	—	6	44	—	141
Total	$7	$16	$29	$39	$—	$6	$44	$—	$141

Current-period gross charge-offs	$4	$—	$—	$—	$—	$—	$—	$—	$4

(1) Non-accrual loans that were not formally rated amounted to $51,000 and $526,000 as of March 31, 2025 and December 31, 2024, respectively.

At March 31, 2025, the Company had one consumer mortgage loan secured by residential real estate property in the process of foreclosure for $107,000. At December 31, 2024, the Company had one consumer mortgage loan secured by residential real estate property in the process of foreclosure for $335,000.

For the three months ended March 31, 2025 and 2024, the Company did not provide loan restructurings involving borrowers that are experiencing financial difficulty.

NOTE 5 - STOCK-BASED COMPENSATION

On September 7, 2023, the Company adopted the ECB Bancorp, Inc. 2023 Equity Incentive Plan ("2023 Equity Plan”). The 2023 Equity Plan authorizes 1,248,133 shares of common stock for equity based compensation awards including restricted stock awards, restricted stock units, stock options, and incentive stock options.

The following table summarizes the Company's stock option activities for the periods indicated:

Three months ended March 31, 2025
	Outstanding and exercisable		Non-vested
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Balance at beginning of period	146,962	$10.45	611,175	$10.50
Granted	-	-	-	-
Vested	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Balance at end of period	146,962	$10.45	611,175	$10.50

Three months ended March 31, 2024
	Outstanding and exercisable		Non-vested
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Balance at beginning of period	-	$-	763,969	$10.50
Granted	-	-	-	-
Vested	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Balance at end of period	-	$-	763,969	$10.50

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

	Three Months Ended
	March 31, 2025
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at beginning of period	245,766	$10.51
Granted	-	-
Vested	-	-
Forfeited	-	-
Balance at end of period	245,766	$10.51

	Three Months Ended
	March 31, 2024
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at beginning of period	305,957	$10.50
Granted	-	-
Vested	-	-
Forfeited	-	-
Balance at end of period	305,957	$10.50

The following table represents the compensation expense and income tax benefits recognized for stock options and restricted stock awards for the periods indicated:

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
	(in thousands)
Stock-based compensation expense
Stock options	$163	$164
Restricted stock awards	159	160
Total stock-based compensation expense	$322	$324
Related tax benefits recognized in earnings	$70	$69

The following table sets forth the total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized as of the periods indicated:

	March 31, 2025		December 31, 2024
	Amount	Weighted average period	Amount	Weighted average period
	(Dollars in thousands)
Stock options	$2,338	3.55	$2,501	3.80
Restricted stock awards	2,290	3.55	2,449	3.80
Total	$4,628		$4,950

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2025 and December 31, 2024.

Cash and Cash Equivalents

For these financial instruments, which have original maturities of 90 days or less, their carrying amounts reported in the Consolidated Balance Sheets approximate fair value.

Available-for-Sale and Held-to-Maturity Securities

The Company’s investments in debt securities are generally classified within Level 2 of the fair value hierarchy. The Company obtains fair value measurements from independent pricing services which are not adjusted by management. The fair value measurements consider observable data that considers standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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

Loans Held for Sale

The fair value of loans held for sale, whose carrying amounts approximate fair value, was estimated using quoted market prices provided by investors. These assets were classified as Level 2 given the use of observable inputs.

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

As of March 31, 2025 and December 31, 2024, the following summarizes assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
		Markets for	Observable	Inputs
		Identical Assets	Inputs	Level 3
		Level 1	Level 2
		(in thousands)
March 31, 2025
Assets:
Available-for-sale securities
Mortgage-backed securities	$7,485	$—	$7,485	$—
Collateralized mortgage obligation	1,428	—	1,428	—
Corporate bonds	5,037	—	5,037	—
Derivative instruments	39	—	39	—
Total assets measured at fair value on a recurring basis	$13,989	$—	$13,989	$—

Liabilities:
Derivative instruments	$795	$—	$795	$—
Total liabilities measured at fair value on a recurring basis	$795	$—	$795	$—

December 31, 2024
Assets:
Available-for-sale securities
Mortgage-backed securities	$4,126	$—	$4,126	$—
Collateralized mortgage obligation	1,438	—	1,438	—
Corporate bonds	1,000	—	1,000	—
Derivative instruments	557	—	557	—
Total assets measured at fair value on a recurring basis	$7,121	$—	$7,121	$—

Liabilities:
Derivative instruments	$173	$—	$173	$—
Total liabilities measured at fair value on a recurring basis	$173	$—	$173	$—

Under certain circumstances, the Company makes fair value adjustments to its assets and liabilities although they are not measured at fair value on an ongoing basis.

As of March 31, 2025 and December 31, 2024, the Bank had no assets or liabilities for which a nonrecurring change in fair value had been recorded.

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

	March 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$148,108	$148,108	$148,108	$-	$-
Interest-bearing time deposits	100	100	-	100	-
Held-to-maturity securities	68,081	63,355	-	63,355	-
Federal Home Loan Bank stock	10,000	10,000	-	10,000	-
Loans, net	1,177,543	1,127,467	-	-	1,127,467
Loans held for sale	83	83	-	83	-
Accrued interest receivable	4,343	4,343	4,343	-	-
Bank-owned life insurance	15,061	15,061	-	15,061	-

Financial liabilities:
Deposits, other than certificates of deposit	$399,697	$399,697	$-	$399,697	$-
Certificates of deposit	636,923	637,601	-	637,601	-
Federal Home Loan Bank advances	234,000	234,213	-	234,213	-
Accrued interest payable	1,537	1,537	1,537	-	-

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$157,617	$157,617	$157,617	$-	$-
Interest-bearing time deposits	100	100	-	100	-
Held-to-maturity securities	73,215	67,505	-	67,505	-
Federal Home Loan Bank stock	10,000	10,000	-	10,000	-
Loans, net	1,136,449	1,079,916	-	-	1,079,916
Accrued interest receivable	4,015	4,015	4,015	-	-
Bank-owned life insurance	14,945	14,945	-	14,945	-

Financial liabilities:
Deposits, other than certificates of deposit	$393,018	$393,018	$-	$393,018	$-
Certificates of deposit	605,515	606,387	-	606,387	-
Federal Home Loan Bank advances	234,000	232,027	-	232,027	-
Accrued interest payable	2,207	2,207	2,207	-	-

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of March 31, 2025 and December 31, 2024, the maximum potential amount of the Company’s obligation was $50,000, for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Amounts of financial instruments whose contract amounts represent off-balance sheet credit risk are as follows as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(in thousands)

Commitments to originate loans	$30,514	$21,542
Commitments to purchase loans	496	-
Unadvanced funds on lines of credit	89,021	80,156
Unadvanced funds on construction loans	52,444	54,636
Letters of credit	50	50
	$172,525	$156,384

The Company accrues for credit losses related on off-balance sheet financial instruments. Expected losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for credit losses on loans, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $618,000 and $634,000 as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025, a benefit of $16,000 was recorded to reflect a reduction in allowance for off-balance sheet commitment. For the three months ended March 31, 2024, the provision recorded for off-balance sheet commitments was $68,000.

NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
	2025	2024
	(in thousands)

Available-for-sale securities:
Net unrealized holding gains (losses) on available-for-sale securities	$73	$(3)
Reclassification adjustment for realized gains in net income	—	—
Total	73	(3)
Income tax expense	(20)	—
Net-of-tax amount	53	(3)

Net change in fair value of cash flow hedges
Change in fair value of cash flow hedges	$(1,044)	$784
Reclassification adjustment for cash flow hedge gains into net income	(96)	(151)
Total	(1,140)	633
Income expense benefit (expense)	320	(177)
Net-of-tax amount	(820)	456

Other comprehensive (loss) income, net of tax	$(767)	$453

Accumulated other comprehensive (loss) income as of March 31, 2025 and December 31, 2024 consists of unrecognized benefit costs, net of taxes, unrealized holding gains on securities available for sale, net of tax, and fair value of cash flow hedges, net of tax as follows:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
Net unrealized holding gains (losses) on securities available-for-sale, net of tax	$13	$(40)
Unrecognized SERP gain, net of tax	70	70
Unrecognized DFCP gain, net of tax	75	75
Fair value of cash flow hedges, net of tax	(543)	277

Accumulated other comprehensive (loss) income	$(385)	$382

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

Management believes, as of March 31, 2025, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2025, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of the dates indicated:

			Minimum For Capital		Minimum To Be Well
			Adequacy Purposes		Capitalized Under
			Plus Capital		Prompt Corrective
	Actual		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of March 31, 2025
Total Capital (to Risk Weighted Assets)	$156,357	16.23%	$101,157	10.50%	$96,340	10.00%
Tier 1 Capital (to Risk Weighted Assets)	146,931	15.25%	81,889	8.50%	77,072	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	146,931	15.25%	67,438	7.00%	62,621	6.50%
Tier 1 Capital (to Average Assets)	146,931	10.31%	56,997	4.00%	71,246	5.00%

As of December 31, 2024
Total Capital (to Risk Weighted Assets)	$154,753	16.58%	$98,010	10.50%	$93,343	10.00%
Tier 1 Capital (to Risk Weighted Assets)	145,235	15.56%	79,342	8.50%	74,674	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	145,235	15.56%	65,340	7.00%	60,673	6.50%
Tier 1 Capital (to Average Assets)	145,235	10.47%	55,479	4.00%	69,349	5.00%

NOTE 10 - EARNINGS PER SHARE ("EPS")

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

	Three months ended
	March 31,
	2025	2024
	(Dollars in thousands, except per share data)
Net income allocated to common stock	$1,297	$621

Weighted-average common shares outstanding used to calculate basic earnings per common share	8,210,782	8,299,775
Add: Dilutive effect of restricted stock awards	132,989	75,560
Weighted-average common shares outstanding used to calculate diluted earnings per common share	8,343,771	8,375,335

Earnings per common share
Basic	$0.16	$0.07
Diluted	$0.16	$0.07

For the three months ended March 31, 2025, the shares that were anti-dilutive, and therefore excluded from the calculation of diluted earnings per share, included options to purchase 169,128 shares of common stock. For the three months ended March 31, 2024, the shares that were anti-dilutive, and therefore excluded from the calculation of diluted earnings per share, included options to purchase 763,969 shares of common stock.

NOTE 11 - DERIVATIVE AND HEDGING ACTIVITIES

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

Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives that are designated as and that qualify as cash flow hedges are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a quantitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially, and continue to be, highly effective at March 31, 2025.

The following table reflects the Company's derivative position at the date indicated below for the interest rate swaps:

As of March 31, 2025
(Dollars in thousands)
Notional amount	$100,000
Weighted-average pay rate	3.84%
Weighted-average receive rate	4.34%
Weighted-average maturity in years	3.65

The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of March 31, 2025:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$39	Other liabilities	$(795)
Total		$39		$(795)

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $84,000 to be reclassified as a decrease to interest expense from OCI related to the Company’s cash flow hedges in the twelve months following March 31, 2025. This reclassification is due to anticipated payments that will be received on the swaps based upon the forward curve at March 31, 2025.

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 4.9 years.

The pre-tax effects of cash flow hedges on accumulated other comprehensive income and current earnings for the period indicated are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Interest rate swaps
Amount of (loss) gain recognized in OCI on derivatives	$(1,140)	$633
Gain reclassified from OCI into interest expense	$96	$151

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty not secured by variation margin plus any initial margin collateral posted. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. As of March 31, 2025, the Company has pledged cash collateral to a derivative counterparty totaling $2.0 million. The Company may need to post additional collateral or may receive additional collateral in the future in proportion to potential changes in the overall unrealized gain or loss position.

The Company had no derivatives as of December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2025 compared to December 31, 2024 and results of operations for the three months ended March 31, 2025 and 2024 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in ECB Bancorp, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2025.

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

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total Assets. Total assets were $1.45 billion at March 31, 2025, as compared to $1.42 billion at December 31, 2024, or an increase of $34.0 million, or 2.4%.

Cash and Cash Equivalents. Cash and cash equivalents were $148.1 million at March 31, 2025, as compared to $157.6 million at December 31, 2024, or a decrease of $9.5 million, or 6.0%. The decrease in cash and cash equivalents was driven by growth in both loans and investments that in aggregate, was greater than our growth in deposits.

Investment Securities Available for Sale. Investments in securities available for sale were $14.0 million at March 31, 2025, as compared to $6.6 million at December 31, 2024, or an increase of $7.4 million, or 112.5%. This increase was due to purchases of securities.

Investment Securities Held to Maturity. Investments in securities held to maturity were $68.1 million at March 31, 2025, as compared to $73.2 million at December 31, 2024, or a decrease of $5.1 million, or 7.0%. This decrease was due to maturities of securities.

Loans. Total gross loans were $1.19 billion at March 31, 2025, as compared to $1.15 billion at December 31, 2024, or an increase of $41.1 million, or 3.6%.

•
Multi-family real estate loans increased $27.0 million, or 7.9%, to $371.0 million at March 31, 2025 from $344.0 million at December 31, 2024.
•
Commercial real estate loans increased $26.1 million, or 11.4%, to $255.1 million at March 31, 2025 from $229.0 million at December 31, 2024.
•
Residential real estate loans increased $11.5 million, or 2.7%, to $434.4 million at March 31, 2025, from $422.8 million at December 31, 2024.
•
Construction loans decreased $21.2 million, or 23.3%, to $69.7 million at March 31, 2025 from $90.9 million at December 31, 2024.
•
Commercial loans decreased $1.3 million, or 9.3%, to $12.6 million at March 31, 2025 from $13.8 million at December 31, 2024.

•
Home equity lines of credit decreased $1.1 million, or 2.5%, to $44.0 million at March 31, 2025, from $45.2 million at December 31, 2024.

Federal Home Loan Bank stock. The Federal Home Loan Bank (FHLB) is a cooperative bank that provides services to its member banking institutions. The primary reason for our membership in the FHLB is to gain access to a reliable source of wholesale funding and as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. We purchase and/or are subject to redemption of FHLB stock proportional to the volume of funding received and view the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. We held an investment in FHLB stock of $10.0 million at March 31, 2025 and December 31, 2024.

Bank-owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Bank-owned life insurance increased $116,000, or 0.8%, to $15.1 million at March 31, 2025 from $14.9 million at December 31, 2024. The increase was due to an increase of $116,000 in the cash surrender value of our bank-owned life insurance portfolio during the three months ended March 31, 2025.

Deposits. Total deposits were $1.04 billion at March 31, 2025, as compared to $998.5 million at December 31, 2024, or an increase of $38.1 million, or 3.8%.

•
Certificates of deposit increased $31.4 million, or 5.2%, to $636.9 million at March 31, 2025 from $605.5 million at December 31, 2024.
•
Money market deposit accounts increased $19.7 million, or 10.7%, to $204.3 million at March 31, 2025 from $184.6 million at December 31, 2024.
•
Demand deposit accounts decreased $5.1 million, or 6.0%, to $79.9 million at March 31, 2025 from $85.0 million at December 31, 2024.
•
Savings accounts decreased $4.4 million, or 4.2%, to $98.6 million at March 31, 2025 from $102.9 million at December 31, 2024.
•
Interest bearing checking accounts decreased $3.5 million, or 17.2%, to $17.0 million at March 31, 2025 from $20.5 million at December 31, 2024.

Core deposits (defined as all deposits other than certificates of deposit) increased $6.7 million, or 1.7%, to $399.7 million at March 31, 2025 from $393.0 million at December 31, 2024.

Federal Home Loan Bank Advances. Advances from the Federal Home Loan Bank remained unchanged at $234.0 million from December 31, 2024 to March 31, 2025.

Shareholders' Equity. Total shareholders' equity increased $310,000, or 0.2%, to $168.6 million as of March 31, 2025 from $168.3 million as of December 31, 2024. This increase is primarily the result of earnings of $1.3 million. Partially offsetting the increase from earnings were decreases in additional paid-in capital ("APIC") and accumulated other comprehensive income ("AOCI") of $310,000 and $767,000, respectively. The decrease in APIC was driven by $672,000 in shares repurchased under our share repurchase plan, partially offset by an increase in APIC of $362,000 related to stock-based compensation and ESOP shares committed to be released. The decrease in AOCI was driven by a decrease in the fair value of cash flow hedges. Our book value per share increased by $0.13 to $18.63 at March 31, 2025 from $18.50 at December 31, 2024.

Comparison of Operating Results for the Three Months Ended March 31, 2025 and March 31, 2024

Net Income. We recorded net income of $1.3 million for the three months ended March 31, 2025, compared to net income of $621,000 for the three months ended March 31, 2024, or an increase of $676,000, or 108.9% in net income.

Interest and Dividend Income. Interest and dividend income increased $1.9 million, or 12.3%, to $17.6 million for the three months ended March 31, 2025 from $15.7 million for the three months ended March 31, 2024. This increase was due to a $1.7 million increase in interest and fees on loans, an $89,000 increase in interest and dividends on investment securities and a $141,000 increase in interest on short term investments. The increase in interest and fees on loans was driven by an increase of $100.0 million in the average balance of the loan portfolio to $1.16 billion for the three months ended March 31, 2025 from $1.06 billion for the three months ended March 31, 2024, as well as an increase in the average yield of 19 basis points to 5.30% during the three months ended March 31, 2025 from 5.11% during the three months ended March 31, 2024. The yield for the three months ended March 31, 2025 benefited from new loans with higher rates. The increase in interest and dividend income on investment securities was driven by an increase in the yield on securities of 59 basis points to 3.37% during the three months ended March 31, 2025 from 2.78% during the three months ended March 31, 2024. The increase in interest on short term investments was driven by an increase of $39.3 million in the average balance of short term investments to $148.3 million for the three months ended March 31, 2025 from $109.0 million for the three months ended March 31, 2024, partially offset by a decrease in the yield of 103 basis points to 4.45% for three months ended March 31, 2025, from 5.48% for three months ended March 31, 2024.

Average interest-earning assets increased $139.7 million to $1.39 billion for the three months ended March 31, 2025 from $1.25 billion for the three months ended March 31, 2024. The yield on interest-earning assets increased 11 basis points to 5.10% for the three months ended March 31, 2025 from 4.99% for the three months ended March 31, 2024.

Interest Expense. Total interest expense increased $1.2 million, or 12.1%, to $11.0 million for the three months ended March 31, 2025 from $9.8 million for the three months ended March 31, 2024. Interest expense on deposit accounts increased $1.3 million, or 17.7%, to $8.9 million for the three months ended March 31, 2025 from $7.5 million for the three months ended March 31, 2024, primarily due to an increase in the average balance of interest-bearing deposits of $144.5 million, or 18.1%, to $944.4 million for the three months ended March 31, 2025 from $799.9 million for the three months ended March 31, 2024 as well as an increase in the cost of interest bearing deposits of 2 basis points to 3.80% for the three months ended March 31, 2025 from 3.78% for the three months ended March 31, 2024. Interest expense on FHLB advances decreased $153,000, or 6.7%, to $2.1 million for the three months ended March 31, 2025 from $2.3 million for the three months ended March 31, 2024, primarily due to a decrease in the average balance of FHLB advances of $10.1 million, or 4.4%, to $217.1 million for the three months ended March 31, 2025 from $227.2 million for the three months ended March 31, 2024 as well as a decrease in the cost of FHLB advances of 6 basis points to 3.95% for the three months ended March 31, 2025 from 4.01% for the three months ended March 31, 2024.

Net Interest and Dividend Income. Net interest and dividend income increased $745,000, or 12.6%, to $6.6 million for the three months ended March 31, 2025 from $5.9 million for the three months ended March 31, 2024, primarily due to a $5.2 million increase in the average balance of net interest-earning assets during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 as well as an increase in the interest rate spread of 11 basis points to 1.27% for three months ended March 31, 2025 from 1.16% for the three months ended March 31, 2024. The resulting net interest margin expanded by five basis points to 1.89% for the three months ended March 31, 2025 as compared to 1.84% for the three months ended March 31, 2024.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the benefit for credit losses was $10,000 for the three months ended March 31, 2025 compared to provision expense of $147,000 for the three months ended March 31, 2024.

Noninterest Income. Noninterest income was $271,000 for the three months ended March 31, 2025, as compared to $307,000 for the three months ended March 31, 2024, or a decrease of $36,000, or 11.7%. The decrease was primarily due to decreases in net gains on sales of loans as we did not sell any loans during the three months ended March 31, 2025. The table below sets forth our noninterest income for three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Customer service fees	$140	$142	$(2)	(1.4)%
Income from bank-owned life insurance	116	117	(1)	(0.9)
Net gain on sales of loans	-	35	(35)	(100.0)
Other	15	13	2	(15.4)
Total noninterest income	$271	$307	$(36)	(11.7)%

Noninterest Expense. Noninterest expense was $5.2 million for the quarter ended March 31, as compared to $5.2 million for the quarter ended March 31, 2024, or a decrease of $23,000, or 0.4%. The table below sets forth our noninterest expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,260	$3,311	$(51)	(1.5)%
Director compensation	216	209	7	3.3
Occupancy and equipment	281	274	7	2.6
Data processing	311	311	-	-
Computer software and licensing fees	109	109	-	-
Advertising and promotions	132	131	1	0.8
Professional fees	310	360	(50)	(13.9)
FDIC deposit insurance	185	179	6	3.4
Other expense	404	347	57	16.4
Total noninterest expense	$5,208	$5,231	$(23)	(0.4)%

Income Tax Expense. Income tax expense increased $213,000, or 100.9%, to $424,000 for the three months ended March 31, 2025 from $211,000 for the three months ended March 31, 2024. The effective tax rate was 24.6% and 25.4% for the three months ended March 31, 2025 and 2024, respectively.

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

	For the Three Months Ended March 31,
	2025			2024
	Average Outstanding Balance	Interest	Yield/ Rate(5)	Average Outstanding Balance	Interest	Yield/ Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,157,934	$15,142	5.30%	$1,057,907	$13,446	5.11%
Securities (1)	80,925	672	3.37	80,667	557	2.78
Short term investments	148,262	1,625	4.45	108,970	1,484	5.48
Interest-bearing time deposits	100	1	4.06	-	-	0.00
Total interest-earning assets	1,387,221	17,440	5.10%	1,247,544	15,487	4.99%
Non-interest-earning assets	38,096			34,098
Total assets	$1,425,317			$1,281,642

Interest-bearing liabilities:
Checking accounts	17,462	3	0.07%	19,509	4	0.08%
Savings accounts	98,934	513	2.10	120,115	828	2.77
Money market accounts	189,339	1,564	3.35	143,792	1,256	3.51
Certificates of deposit	638,676	6,779	4.30	516,471	5,436	4.23
Total interest-bearing deposits	944,411	8,859	3.80	799,887	7,524	3.78
Federal Home Loan Bank advances	217,111	2,114	3.95	227,187	2,267	4.01
Total interest-bearing liabilities	1,161,522	10,973	3.83%	1,027,074	9,791	3.83%
Non-interest-bearing demand deposits	79,781			76,505
Non-interest-bearing liabilities	14,741			12,199
Total liabilities	1,256,044			1,115,778
Shareholders' Equity	169,273			165,864
Total liabilities and shareholders' equity	$1,425,317			$1,281,642

Net interest income		$6,467			$5,696
Net interest rate spread (2)			1.27%			1.16%
Net interest-earning assets (3)	$225,699			$220,470
Net interest margin (4)			1.89%			1.84%

Average interest-earning assets to interest- bearing liabilities			119.43%			121.47%

(1) Excludes interest and dividends on cost method investments of $181,000 and $207,000 for the three months ended March 31, 2025 and 2024, respectively.

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

	Three Months Ended March 31, 2025 vs. 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,215	$481	$1,696
Securities	2	113	115
Short term investments	457	(316)	141
Interest-bearing time deposits	1	—	1
Total interest-earning assets	$1,675	$278	$1,953

Interest-bearing liabilities:
Checking accounts	$—	$(1)	$(1)
Savings accounts	(133)	(182)	(315)
Money market accounts	370	(62)	308
Certificates of deposit	1,254	89	1,343
Total interest-bearing deposits	1,491	(156)	1,335
Federal Home Loan Bank advances	(112)	(41)	(153)
Total interest-bearing liabilities	$1,379	$(197)	$1,182

Change in net interest income	$296	$475	$771

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Boston, the Federal Reserve Bank and the Atlantic Community Bankers Bank. At March 31, 2025, we had outstanding advances of $234.0 million from the Federal Home Loan Bank. At March 31, 2025, we had unused borrowing capacity of $328.3 million with the Federal Home Loan Bank, $16.8 million with the Federal Reserve Bank and $10.0 million with the Atlantic Community Bankers Bank.

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

At March 31, 2025, we had $31.0 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $89.0 million in unused lines of credit to borrowers and $52.4 million in unadvanced construction loans.

Non brokered certificates of deposit due within one year of March 31, 2025 totaled $383.9 million, or 37.0%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2026, or on our savings and money market accounts.

We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of March 31, 2025.

Our primary investing activity is originating loans. During the three months ended March 31, 2025 and the year ended December 31, 2024, we originated and purchased $54.9 million and $160.4 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced net increases in deposits of $38.1 million and $130.3 million for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. At March 31, 2025 and December 31, 2024, the level of brokered time deposits was $133.9 million and $125.6 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. At March 31, 2025 and December 31, 2024, the level of FHLB advances was $234.0 million.

For additional information, see the consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

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

At March 31, 2025, Everett Co-operative Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 9 of the notes to consolidated financial statements.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 10, 2023, the Company announced the commencement of a stock repurchase program to acquire up to 458,762 shares, or 5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company. The following table sets forth the information regarding the Company's common stock repurchase activities during the three months ended March 31, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

From January 1, 2025 to January 31, 2025	11,981	$13.93	11,981	56,171
From February 1, 2025 to February 28, 2025	12,354	$14.30	12,354	43,817
From March 1, 2025 to March 31, 2025	21,708	$15.11	21,708	22,109
Total	46,043	$14.58	46,043

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as that term is used in SEC regulations.

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

ECB BANCORP, INC.

Date: May 9, 2025	/s/Richard J. O'Neil, Jr.
Richard J. O’Neil, Jr.
President and Chief Executive Officer

Date: May 9, 2025	/s/Brandon N. Lavertu
Brandon N. Lavertu
Executive Vice President and Chief Financial Officer