Form 10-Q
period 2025-06-30
ECB Bancorp, Inc. /MD/
filed 2025-08-08
CIK 1914605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, 8,851,046 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

ECB Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

ECB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(unaudited)

(Dollars in thousands)

	June 30, 2025	December 31, 2024

ASSETS
Cash and due from banks	$6,329	$5,828
Short-term investments	92,333	151,789
Total cash and cash equivalents	98,662	157,617
Interest-bearing time deposits	—	100
Investments in available-for-sale securities, at fair value	20,038	6,564
Investments in held-to-maturity securities, at amortized cost (fair values of $62,547 at June 30, 2025 and $67,505 at December 31, 2024)	66,845	73,215
Loans held-for-sale	1,504	—
Loans, net of allowance for credit losses of $9,886 at June 30, 2025 and $8,884 at December 31, 2024	1,281,741	1,136,449
Federal Home Loan Bank stock, at cost	11,302	10,000
Premises and equipment, net	3,430	3,512
Accrued interest receivable	4,775	4,015
Deferred tax asset, net	5,511	4,914
Bank-owned life insurance	15,178	14,945
Other assets	6,028	6,822
Total assets	$1,515,014	$1,418,153

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$87,862	$84,958
Interest-bearing	979,576	913,575
Total deposits	1,067,438	998,533
Federal Home Loan Bank advances	264,815	234,000
Other liabilities	14,484	17,352
Total liabilities	1,346,737	1,249,885

Shareholders' Equity:
Preferred Stock, par value $0.01; Authorized: 1,000,000 shares; Issued and outstanding: 0 shares	—	—
Common Stock, par value $0.01; Authorized: 30,000,000 shares; Issued and outstanding: 8,946,958 shares and 9,095,833 shares at June 30, 2025 and December 31, 2024, respectively	89	91
Additional paid-in capital	84,755	86,189
Retained earnings	90,582	87,845
Accumulated other comprehensive (loss) income	(1,092)	382
Unallocated common shares held by the Employee Stock Ownership Plan	(6,057)	(6,239)
Total shareholders' equity	168,277	168,268
Total liabilities and shareholders' equity	$1,515,014	$1,418,153

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(unaudited)

(Dollars in thousands, except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest and dividend income:
Interest and fees on loans	$16,862	$14,174	$32,005	$27,619
Interest and dividends on securities	994	779	1,847	1,543
Interest on short term investments	1,244	1,433	2,869	2,917
Interest on interest-bearing deposits	1	—	2	—
Total interest and dividend income	19,101	16,386	36,723	32,079
Interest expense:
Interest on deposits	9,122	8,159	17,981	15,684
Interest on Federal Home Loan Bank advances	2,319	2,214	4,434	4,482
Total interest expense	11,441	10,373	22,415	20,166
Net interest and dividend income	7,660	6,013	14,308	11,913
Provision for credit losses	1,120	292	1,110	438
Net interest and dividend income after provision for credit losses	6,540	5,721	13,198	11,475
Noninterest income:
Customer service fees	154	143	294	284
Income from bank-owned life insurance	118	117	233	234
Net gain on sales of loans	43	19	43	54
Other income	40	10	56	22
Total noninterest income	355	289	626	594
Noninterest expense:
Salaries and employee benefits	3,013	3,130	6,273	6,441
Director compensation	173	209	389	416
Occupancy and equipment	261	263	542	538
Data processing	315	285	625	596
Computer software and licensing	104	100	214	209
Advertising and promotions	189	106	321	237
Professional fees	264	231	574	591
Federal Deposit Insurance Corporation deposit insurance	216	194	401	372
Other expense	445	429	849	775
Total noninterest expense	4,980	4,947	10,188	10,175
Income before income tax expense	1,915	1,063	3,636	1,894
Income tax expense	475	272	899	482
Net income	$1,440	$791	$2,737	$1,412
Share data:
Weighted average shares outstanding, basic	8,155,667	8,265,579	8,183,072	8,282,677
Weighted average shares outstanding, diluted	8,369,819	8,342,516	8,357,375	8,358,818
Earnings per share, basic	$0.18	$0.10	$0.33	$0.17
Earnings per share, diluted	$0.17	$0.09	$0.33	$0.17

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(unaudited)

(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$1,440	$791	$2,737	$1,412
Other comprehensive (loss) income, net of tax:
Net change in fair value of securities available-for-sale	(36)	—	17	(3)
Net change in fair value of cash flow hedges	(671)	(26)	(1,491)	430

Other comprehensive (loss) income, net of tax	(707)	(26)	(1,474)	427

Comprehensive income	$733	$765	$1,263	$1,839

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Statements of Changes in Shareholders' Equity

(unaudited)

(in thousands except share data)

	Three months ended
	Shares of				Accumulated	Unallocated
	Common		Additional		Other	Common
	Stock	Common	Paid in	Retained	Comprehensive	Stock Held
	Outstanding	Stock	Capital	Earnings	Income (Loss)	by ESOP	Total
Balance at March 31, 2024	9,243,578	$92	$87,155	$84,475	$582	$(6,515)	$165,789
Net income	—	—	—	791	—	—	791
Other comprehensive loss, net of tax	—	—	—	—	(26)	—	(26)
ESOP shares committed to be released (9,125 shares)	—	—	22	—	—	91	113
Shares repurchased under share repurchase plan	(43,359)	—	(528)	—	—	—	(528)
Stock-based compensation	—	—	325	—	—	—	325
Balance at June 30, 2024	9,200,219	$92	$86,974	$85,266	$556	$(6,424)	$166,464

Balance at March 31, 2025	9,049,790	$90	$85,879	$89,142	$(385)	$(6,148)	$168,578
Net income	—	—	—	1,440	—	—	1,440
Other comprehensive loss, net of tax	—	—	—	—	(707)	—	(707)
ESOP shares committed to be released (9,151 shares)	—	—	52	—	—	91	143
Shares repurchased under share repurchase plan	(93,501)	(1)	(1,457)	—	—	—	(1,458)
Restricted stock awards forfeited	(9,331)	—	(35)				(35)
Stock-based compensation	—	—	316	—	—	—	316
Balance at June 30, 2025	8,946,958	$89	$84,755	$90,582	$(1,092)	$(6,057)	$168,277

	Six months ended
	Shares of				Accumulated	Unallocated
	Common		Additional		Other	Common
	Stock	Common	Paid in	Retained	Comprehensive	Stock Held
	Outstanding	Stock	Capital	Earnings	Income (Loss)	by ESOP	Total
Balance at December 31, 2023	9,291,810	$93	$87,431	$83,854	$129	$(6,606)	$164,901
Net income	—	—	—	1,412	—	—	1,412
Other comprehensive income, net of tax	—	—	—	—	427	—	427
ESOP shares committed to be released (18,250 shares)	—	—	50	—	—	182	232
Shares repurchased under share repurchase plan	(91,591)	(1)	(1,156)	—	—	—	(1,157)
Stock-based compensation	—	—	649	—	—	—	649
Balance at June 30, 2024	9,200,219	$92	$86,974	$85,266	$556	$(6,424)	$166,464

Balance at December 31, 2024	9,095,833	$91	$86,189	$87,845	$382	$(6,239)	$168,268
Net income	—	—	—	2,737	—	—	2,737
Other comprehensive loss, net of tax	—	—	—	—	(1,474)	—	(1,474)
ESOP shares committed to be released (18,200 shares)	—	—	93	—	—	182	275
Shares repurchased under share repurchase plan	(139,544)	(2)	(2,129)	—	—	—	(2,131)
Restricted stock awards forfeited	(9,331)	—	(35)	—	—	—	(35)
Stock-based compensation	—	—	637	—	—	—	637
Balance at June 30, 2025	8,946,958	$89	$84,755	$90,582	$(1,092)	$(6,057)	$168,277

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$2,737	$1,412
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of premiums and discounts on securities, net	(109)	(3)
Provision for credit losses	1,110	438
Change in deferred loan costs/fees	195	179
Gain on sales of loans, net	(43)	(54)
Proceeds from sales of loans	3,914	3,586
Loans originated for sale, net	(5,375)	(4,156)
Depreciation and amortization expense	150	151
Increase in accrued interest receivable	(760)	(445)
Decrease (increase) in accrued interest payable	368	(160)
Increase in bank-owned life insurance	(233)	(234)
Deferred income tax benefit	(18)	(5)
ESOP expense	275	232
Stock-based compensation expense	637	649
Restricted stock awards forfeited	(35)	—
Decrease (increase) in other assets	240	(90)
Decrease in other liabilities	(1,789)	(543)
Net cash provided by operating activities	1,264	957

Cash flows from investing activities:
Purchases of held-to-maturity securities	(17,992)	(8,874)
Proceeds from paydowns and maturities of held-to-maturity securities	24,396	5,398
Purchases of available-for-sale securities	(16,319)	—
Proceeds from paydowns and maturities of available-for-sale securities	2,941	5,000
Proceeds from maturities of interest-bearing time deposits	100	—
Investment in low-income housing tax credit fund	(2,992)	—
Purchase of Federal Home Loan Bank Stock	(2,761)	(536)
Redemption of Federal Home Loan Bank Stock	1,459	828
Loan originations and principal collections, net	(143,766)	(58,088)
Purchase of loans	(2,806)	(5,625)
Capital expenditures	(68)	(60)
Net cash used in investing activities	(157,808)	(61,957)

Cash flows from financing activities:
Net change in demand deposits, interest-bearing checking, savings and money market accounts	18,104	(1,527)
Net increase in time deposits	50,801	66,090
Proceeds from long-term Federal Home Loan Bank advances	25,815	10,000
Repayments of long-term Federal Home Loan Bank advances	(25,000)	(45,000)
Net change in short-term Federal Home Loan Bank advances	30,000	25,000
Payments for shares repurchased under share repurchase plan	(2,131)	(1,157)
Net cash provided by financing activities	97,589	53,406

Net decrease in cash and cash equivalents	(58,955)	(7,594)
Cash and cash equivalents at beginning of year	157,617	119,036
Cash and cash equivalents at end of period	$98,662	$111,442

Supplemental disclosures:
Interest paid	$22,783	$20,006
Income taxes paid	1,000	727

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of  June 30, 2025 and the results of operations and cash flows for the interim periods ended June 30, 2025 and 2024. Such adjustments were of a normal recurring nature. Interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended  December 31, 2024 and accompanying notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

NOTE 3 – INVESTMENTS IN SECURITIES

Held-to-Maturity Securities

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The following table summarizes the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses of held-to-maturity securities at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Held-to-maturity:	Cost	Gains	Losses	Losses	Value
	(in thousands)
June 30, 2025
Debt securities issued by U.S. government-sponsored enterprises	$5,589	$—	$(34)	$—	$5,555
Mortgage-backed securities	41,859	43	(4,092)	—	37,810
Corporate bonds	16,400	140	(360)	—	16,180
U.S. Treasury securities	2,997	5	—	—	3,002
Total held-to-maturity securities	$66,845	$188	$(4,486)	$—	$62,547

December 31, 2024
Debt securities issued by U.S. government-sponsored enterprises	$5,588	$—	$(138)	$—	$5,450
Mortgage-backed securities	44,261	20	(5,334)	—	38,947
Corporate bonds	17,899	192	(471)	—	17,620
U.S. Treasury securities	5,467	21	—	—	5,488
Total held-to-maturity securities	$73,215	$233	$(5,943)	$—	$67,505

The Company measures expected credit losses on held to maturity securities on a collective basis by major security type. Management classifies the held-to maturity portfolio into the following major security types: U.S. Government Sponsored Enterprises, U.S. Treasury, Agency Mortgage-Backed Securities, and Corporate Bonds.

Debt securities issued by U.S. government-sponsored enterprises, U.S. Treasury securities and mortgage-backed securities are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three and six months ended June 30, 2025 and 2024. The Company's investments in corporate bonds are deemed “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery. Excluded from the table above is accrued interest on held to maturity securities of $283,000 and $378,000 at  June 30, 2025 and December 31, 2024, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities for the three and six months ended June 30, 2025 and 2024. No securities held by the Company were delinquent on contractual payments at  June 30, 2025 and December 31, 2024, nor were any securities placed on non-accrual status for the three and six months ended June 30, 2025 and 2024.

Available-for-Sale Securities

The following table summarizes the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses of available-for-sale securities at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Available-for-sale	Cost	Gains	Losses	Losses	Value
	(in thousands)
June 30, 2025
Mortgage-backed securities	$6,548	$39	$(10)	$—	$6,577
Collateralized mortgage obligation	2,992	—	(25)	—	2,967
Corporate bonds	10,529	10	(45)	—	10,494
Total available-for-sale securities	$20,069	$49	$(80)	$—	$20,038

December 31, 2024
Mortgage-backed securities	$4,164	$—	$(38)	$—	$4,126
Collateralized mortgage obligation	1,452	—	(14)	—	1,438
Corporate bonds	1,000	—	—	—	1,000
Total available-for-sale securities	$6,616	$—	$(52)	$—	$6,564

The Company's available-for-sale securities are carried at fair value. For available-for-sale securities in an unrealized loss position, management will first evaluate whether there is intent to sell a security, or if it is more likely than not that the Company will be required to sell a security prior to anticipated recovery of its amortized cost basis. If either of these criteria are met, the Company will record a write-down of the security's amortized cost basis to fair value through income. For those available-for-sale securities which do not meet the intent or requirement to sell criteria, management will evaluate whether the decline in fair value is a result of credit related matters or other factors. In performing this assessment, Management considers the creditworthiness of the issuer including whether the security is guaranteed by the U.S. federal government or other government agency, the extent to which fair value is less than amortized cost, and changes in credit rating during the period, among other factors. If this assessment indicates the existence of credit losses, an allowance for credit losses will be established, as determined by a discounted cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and is recognized in earnings. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when a security is determined to be uncollectible, or when either of the aforementioned criteria surrounding intent or requirement to sell have been met. No allowance for credit losses was recorded for available-for-sale securities as of  June 30, 2025 and December 31, 2024.

The Company did not record a provision for estimated credit losses on any available-for-sale securities for the three and six months ended June 30, 2025 and 2024. Excluded from the table above is accrued interest on available-for-sale securities of $227,000 and $16,000 at  June 30, 2025 and December 31, 2024, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on available-for-sale securities for the three and six months ended June 30, 2025 and 2024. No securities held by the Company were delinquent on contractual payments at  June 30, 2025 and December 31, 2024, nor were any securities placed on non-accrual status for the three and six months ended June 30, 2025 and 2024.

When securities are sold, the amortized cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of securities during the three and six months ended June 30, 2025 and 2024.

The aggregate fair value and unrealized losses of available-for-sale securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and have no allowance for credit losses, are as follows as of  June 30, 2025 and December 31, 2024:

		Less than 12 Months		12 Months or Longer		Total
	# of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Holdings	Value	Losses	Value	Losses	Value	Losses
				(Dollars in thousands)
June 30, 2025
Available-for-Sale:
Mortgage-backed securities	1	$1,365	$(10)	$—	$—	$1,365	$(10)
Collateralized mortgage obligation	2	2,967	(25)	—	—	2,967	(25)
Corporate bonds	2	5,482	(45)	—	—	5,482	(45)
Total	5	$9,814	$(80)	$—	$—	$9,814	$(80)

December 31, 2024
Available-for-Sale:
Mortgage-backed securities	2	$4,126	$(38)	$—	$—	$4,126	$(38)
Collateralized mortgage obligation	1	1,438	(14)	—	—	1,438	(14)
Total	3	$5,564	$(52)	$—	$—	$5,564	$(52)

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Held-to-Maturity and Available-for-Sale Securities

The actual maturities of certain available-for-sale or held-to-maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available-for-sale and held-to-maturity securities as of  June 30, 2025 is presented below:

	Available-for-sale	Held-to-maturity
	Fair	Amortized	Fair
	Value	Cost	Value
	(in thousands)
Within 1 year	$—	$14,317	$14,246
After 1 year through 5 years	9,515	14,407	14,331
After 5 years through 10 years	6,495	5,736	5,454
After 10 years	4,028	32,385	28,516
Total	$20,038	$66,845	$62,547

The carrying value of securities pledged to secure advances from the Federal Home Loan Bank of Boston (“FHLBB”) was $54.8 million and $55.5 million as of  June 30, 2025 and December 31, 2024, respectively.

The carrying value of securities pledged to secure advances from the Federal Reserve Bank (“FRB”) was $18.2 million and $16.0 million as of  June 30, 2025 and December 31, 2024, respectively.

NOTE 4 – LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

Loans

Loans that the Company has the intent and ability to hold until maturity or payoff are carried at amortized cost (net of the allowance for credit losses). Amortized cost is the principal amount outstanding, adjusted by partial charge-offs and net of deferred loan origination costs and fees. For originated loans, loan fees and certain direct origination costs are deferred and amortized into interest income over the contractual life of the loan using the level-yield method. When a loan is paid off, the unamortized portion is recognized in interest income. Interest income on loans is accrued based upon the daily principal amount outstanding except for loans on nonaccrual status. As a general rule, loans more than 90 days past due with respect to principal or interest, or sooner if management considers such action to be prudent, are classified as nonaccrual loans. However, loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. Income accruals are suspended on all nonaccrual loans in a timely manner and all previously accrued and uncollected interest is reversed against current income. A loan can be returned to accrual status when collectibility of principal and interest is reasonably assured and the loan has performed for a period of time, generally six months. When doubt exists as to the collectibility of a loan, any payments received are applied to reduce the amortized cost of the loan to the extent necessary to eliminate such doubt. For all loan portfolios, a charge-off occurs when the Company determines that a specific loan, or portion thereof, is uncollectible. This determination is made based on management's review of specific facts and circumstances of the individual loan, including the expected cash flows to repay the loan, the value of the collateral and the ability and willingness of any guarantors to perform.

Allowance for Credit Losses - Loans Held for Investment

The allowance for credit losses is established based upon the Company's current estimate of expected lifetime credit losses on loans measured at amortized cost. Credit losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. Subsequent recoveries, if any, are credited to the allowance. Under the current expected credit loss (CECL) methodology, the Company estimates credit losses for financial assets on a collective basis for loans sharing similar risk characteristics. The Company segments financial assets with similar risk characteristics and has elected to segment its loans based on Federal Call codes used for reporting loans to the Federal Deposit Insurance Corporation as part of the Call Report process. These segments are collectively evaluated for expected credit losses using a quantitative Discounted Cash Flow ("DCF") model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The Company has elected to use this approach because DCF models allow for effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner and peer data is available for certain inputs such as the probability of default and the loss given default. The quantitative model utilizes a loss factor based approach to estimate expected credit losses, which are derived from internal historical and industry peer loss experience. The model estimates expected credit losses using loan level data over the estimated life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the historical long-run average using the straight-line reversion method. Management periodically evaluates a reasonable and supportable forecast period and a reversion period to be appropriate for purposes of estimating expected credit losses. The qualitative risk factors impacting the expected risk of loss within the portfolio include the following:

●	Lending policies and procedures

●	Economic and business conditions

●	Nature and volume of loans

●	Changes in management

●	Changes in credit quality

●	Changes in loan review system

●	Changes to underlying collateral values

●	Concentrations of credit risk

●	Other external factors

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

Loans consisted of the following as of the dates indicated:

	At June 30,		At December 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$448,473	34.6%	$422,841	36.9%
Multi-family	385,845	29.9%	343,970	30.0%
Commercial	309,990	24.0%	228,991	20.0%
Home equity lines of credit and loans	47,586	3.7%	45,154	4.0%
Construction	87,211	6.8%	90,894	7.9%
Other loans:
Commercial	12,330	0.9%	13,844	1.2%
Consumer	889	0.1%	141	0.0%
Total loans, gross	1,292,324	100.0%	1,145,835	100.0%
Less:
Net deferred loan fees	(697)		(502)
Allowance for credit losses	(9,886)		(8,884)
Total loans, net	$1,281,741		$1,136,449

The carrying value of loans pledged to secure advances from the FHLBB were $746.3 million and $744.6 million as of  June 30, 2025 and December 31, 2024, respectively.

The following tables set forth information regarding the allowance for credit losses on loans as of and for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30, 2025
	(in thousands)
	Beginning			Provision	Ending
	Balance	Charge-offs	Recoveries	(benefit)	Balance(1)
Real estate loans:
One-to-four family residential	$2,698	$—	$—	$135	$2,833
Multi-family	2,632	—	—	134	2,766
Commercial	2,532	—	—	586	3,118
Home equity lines of credit and loans	119	—	—	15	134
Construction	708	—	—	208	916
Other loans:
Commercial	118	—	—	(5)	113
Consumer	1	(2)	1	6	6
Total	$8,808	$(2)	$1	$1,079	$9,886

	For the six months ended June 30, 2025
	(in thousands)
	Beginning			(Benefit)	Ending
	Balance	Charge-offs	Recoveries	provision	Balance(1)
Real estate loans:
One-to-four family residential	$2,928	$—	$—	$(95)	$2,833
Multi-family	2,422	—	—	344	2,766
Commercial	2,260	—	—	858	3,118
Home equity lines of credit and loans	118	—	—	16	134
Construction	1,036	—	—	(120)	916
Other loans:
Commercial	119	(81)	—	75	113
Consumer	1	(3)	1	7	6
Total	$8,884	$(84)	$1	$1,085	$9,886

	For the three months ended June 30, 2024
	(in thousands)
	Beginning			Provision	Ending
	Balance	Charge-offs	Recoveries	(benefit)	Balance(1)
Real estate loans:
One-to-four family residential	$3,511	$—	$—	$93	$3,604
Multi-family	1,283	—	—	21	1,304
Commercial	1,672	—	—	68	1,740
Home equity lines of credit and loans	319	—	—	44	363
Construction	1,681	—	—	133	1,814
Other loans:
Commercial	203	—	—	(4)	199
Consumer	1	(3)	—	3	1
Total	$8,670	$(3)	$—	$358	$9,025

	For the six months ended June 30, 2024
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance(1)
Real estate loans:
One-to-four family residential	$3,555	$—	$—	$49	$3,604
Multi-family	1,190	—	—	114	1,304
Commercial	1,636	—	—	104	1,740
Home equity lines of credit and loans	321	—	—	42	363
Construction	1,757	—	—	57	1,814
Other loans:
Commercial	131	—	—	68	199
Consumer	1	(3)	—	3	1
Total	$8,591	$(3)	$—	$437	$9,025

(1) Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $4.1 million and $3.6 million as of  June 30, 2025 and June 30, 2024.

The following tables show the age analysis of past due loans as of the dates indicated:

							90 days or
			90 Days	Total	Total	Total	more past due	Loans on
	30–59 Days	60–89 Days	or More	Past Due	Current	Loans	and accruing	Non-accrual
	(in thousands)
As of June 30, 2025
Real estate loans:
One-to-four family residential	$57	$490	$106	$653	$447,820	$448,473	$—	$982
Multi-family	1,313	—	—	1,313	384,532	385,845	—	—
Commercial	—	—	—	—	309,990	309,990	—	—
Home equity lines of credit and loans	80	—	12	92	47,494	47,586	—	304
Construction	—	—	—	—	87,211	87,211	—	—

Other loans:
Commercial	—	—	—	—	12,330	12,330	—	—
Consumer	—	—	—	—	889	889	—	—
	$1,450	$490	$118	$2,058	$1,290,266	$1,292,324	$—	$1,286

							90 days or
			90 Days	Total	Total	Total	more past due	Loans on
	30–59 Days	60–89 Days	or More	Past Due	Current	Loans	and accruing	Non-accrual
	(in thousands)
As of December 31, 2024
Real estate loans:
One-to-four family residential	$1,260	$—	$1,077	$2,337	$420,504	$422,841	$—	$1,872
Multi-family	—	—	—	—	343,970	343,970	—	—
Commercial	—	—	—	—	228,991	228,991	—	—
Home equity lines of credit and loans	405	—	85	490	44,664	45,154	—	85
Construction	—	—	—	—	90,894	90,894	—	—

Other loans:
Commercial	—	—	—	—	13,844	13,844	—	—
Consumer	—	—	—	—	141	141	—	—
	$1,665	$—	$1,162	$2,827	$1,143,008	$1,145,835	$—	$1,957

During the three months ended June 30, 2025 and 2024, interest income recognized on nonaccrual loans amounted to $10,000 and $17,000, respectively. During the six months ended June 30, 2025 and 2024, interest income recognized on nonaccrual loans amounted to $49,000 and $35,000, respectively. The following tables show information regarding nonaccrual loans as of the dates indicated:

				Six Months Ended
	As of June 30, 2025			June 30, 2025
	With an	Without an
	Allowance for	Allowance for		Interest Income
	Credit Losses	Credit Losses	Total	Recognized
	(in thousands)

Real estate loans:
One-to-four family residential	$—	$982	$982	$32
Home equity lines of credit and loans	—	304	304	17
Total nonaccrual loans	$—	$1,286	$1,286	$49

				Year Ended
	As of December 31, 2024			December 31, 2024
	With an	Without an
	Allowance for	Allowance for		Interest Income
	Credit Losses	Credit Losses	Total	Recognized
	(in thousands)

Real estate loans:
One-to-four family residential	$—	$1,872	$1,872	$53
Home equity lines of credit and loans	—	85	85	1
Total nonaccrual loans	$—	$1,957	$1,957	$54

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

The following tables detail the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of  June 30, 2025 and December 31, 2024:

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost Basis	to Term	Total
	2025	2024	2023	2022	2021	Prior
	(in thousands)
As of June 30, 2025
One-to-four family residential
Pass	$17,297	$8,865	$14,006	$33,592	$14,440	$15,095	$—	$—	$103,295
Special Mention	—	—	522	—	365	518	—	—	1,405
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	22,427	27,097	46,181	81,025	66,996	100,047	—	—	343,773
Total	$39,724	$35,962	$60,709	$114,617	$81,801	$115,660	$—	$—	$448,473

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$51,895	$21,409	$52,357	$204,438	$28,267	$17,083	$10,396	$—	$385,845
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$51,895	$21,409	$52,357	$204,438	$28,267	$17,083	$10,396	$—	$385,845

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$68,926	$28,561	$38,690	$98,260	$24,521	$44,621	$6,411	$—	$309,990
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$68,926	$28,561	$38,690	$98,260	$24,521	$44,621	$6,411	$—	$309,990

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$—	$197	$320	$—	$—	$—	$6,582	$—	$7,099
Special Mention	—	—	—	—	—	5	337	12	354
Substandard	—	—	—	—	—	—	99	—	99
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	89	173	367	26	4	63	38,669	643	40,034
Total	$89	$370	$687	$26	$4	$68	$45,687	$655	$47,586

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$15,131	$42,451	$12,781	$10,038	$337	$2,988	$—	$—	$83,726
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	1,991	951	543	—	—	—	—	—	3,485
Total	$17,122	$43,402	$13,324	$10,038	$337	$2,988	$—	$—	$87,211

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$—	$4,501	$4,392	$2,314	$288	$167	$668	$—	$12,330
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$—	$4,501	$4,392	$2,314	$288	$167	$668	$—	$12,330

Current-period gross charge-offs	$—	$—	$—	$—	$—	$16	$65	$—	$81

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	765	7	12	24	35	4	42	—	889
Total	$765	$7	$12	$24	$35	$4	$42	$—	$889

Current-period gross charge-offs	$3	$—	$—	$—	$—	$—	$—	$—	$3

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost Basis	to Term	Total
	2024	2023	2022	2021	2020	Prior
	(in thousands)
As of December 31, 2024
One-to-four family residential
Pass	$8,351	$12,065	$34,466	$15,123	$3,979	$11,766	$—	$—	$85,750
Special Mention	—	—	—	—	636	771	—	—	1,407
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	30,905	46,491	84,245	68,818	48,728	56,497	—	—	335,684
Total	$39,256	$58,556	$118,711	$83,941	$53,343	$69,034	$—	$—	$422,841

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$24,006	$55,612	$201,562	$35,315	$8,611	$8,792	$10,072	$—	$343,970
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$24,006	$55,612	$201,562	$35,315	$8,611	$8,792	$10,072	$—	$343,970

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$28,614	$40,935	$82,054	$25,215	$15,447	$32,071	$4,655	$—	$228,991
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$28,614	$40,935	$82,054	$25,215	$15,447	$32,071	$4,655	$—	$228,991

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$199	$323	$—	$—	$—	$—	$8,083	$—	$8,605
Special Mention	—	—	—	—	—	10	322	—	332
Substandard	—	—	—	—	—	—	99	—	99
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	176	382	27	7	—	71	34,618	837	36,118
Total	$375	$705	$27	$7	$—	$81	$43,122	$837	$45,154

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$30,986	$19,398	$32,483	$2,493	$—	$2,988	$—	$—	$88,348
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	1,116	1,430	—	—	—	—	—	—	2,546
Total	$32,102	$20,828	$32,483	$2,493	$—	$2,988	$—	$—	$90,894

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$4,501	$4,410	$2,597	$340	$—	$195	$1,801	$—	$13,844
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$4,501	$4,410	$2,597	$340	$—	$195	$1,801	$—	$13,844

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	7	16	29	39	—	6	44	—	141
Total	$7	$16	$29	$39	$—	$6	$44	$—	$141

Current-period gross charge-offs	$4	$—	$—	$—	$—	$—	$—	$—	$4

(1) All loans not formally rated were accruing as of June 30, 2025 . Non-accrual loans that were not formally rated amounted to $526,000 as of  December 31, 2024.

At June 30, 2025, the Company had no consumer mortgage loans secured by residential real estate property in the process of foreclosure. At December 31, 2024, the Company had one consumer mortgage loan secured by residential real estate property in the process of foreclosure for $335,000.

For the three and six months ended June 30, 2025 and 2024, the Company did not provide loan restructurings involving borrowers that are experiencing financial difficulty.

NOTE 5 - STOCK-BASED COMPENSATION

On September 7, 2023, the Company adopted the ECB Bancorp, Inc. 2023 Equity Incentive Plan ("2023 Equity Plan”). The 2023 Equity Plan authorizes 1,248,133 shares of common stock for equity based compensation awards including restricted stock awards, restricted stock units and stock options, including incentive stock options.

The following table summarizes the Company's stock option activities for the periods indicated:

	Three months ended June 30, 2025				Six months ended June 30, 2025
	Outstanding and exercisable		Non-vested		Outstanding and exercisable		Non-vested
		Weighted-Average		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Balance at beginning of period	146,962	$10.45	611,175	$10.50	146,962	$10.45	611,175	$10.50
Granted	—	—	—	—	—	—	—	—
Vested	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited or expired	—	—	(23,328)	11.80	—	—	(23,328)	11.80
Balance at end of period	146,962	$10.45	587,847	$10.45	146,962	$10.45	587,847	$10.45

	Three months ended June 30, 2024				Six months ended June 30, 2024
	Outstanding and exercisable		Non-vested		Outstanding and exercisable		Non-vested
		Weighted-Average		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Balance at beginning of period	—	$—	763,969	$10.50	—	$—	763,969	$10.50
Granted	—	—	—	—	—	—	—	—
Vested	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited or expired	—	—	—	—	—	—	—	—
Balance at end of period	—	$—	763,969	$10.50	—	$—	763,969	$10.50

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

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Number of Shares	Per Share	Number of Shares	Per Share
Balance at beginning of period	245,766	$10.51	245,766	$10.51
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(9,331)	11.80	(9,331)	11.80
Balance at end of period	236,435	$10.46	236,435	$10.46

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Number of Shares	Per Share	Number of Shares	Per Share
Balance at beginning of period	305,957	$10.50	305,957	$10.50
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance at end of period	305,957	$10.50	305,957	$10.50

The following table represents the compensation expense and income tax benefits recognized for stock options and restricted stock awards for the periods indicated:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)		(in thousands)
Stock-based compensation expense
Stock options	$142	$165	$304	$329
Restricted stock awards	139	160	298	320
Total stock-based compensation expense	$281	$325	$602	$649
Related tax benefits recognized in earnings	$58	$71	$128	$140

The following table sets forth the total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized as of the periods indicated:

	June 30, 2025		December 31, 2024
		Weighted average		Weighted average
	Amount	period	Amount	period
	(Dollars in thousands)
Stock options	$2,086	3.31	$2,501	3.80
Restricted stock awards	2,041	3.31	2,449	3.80
Total	$4,127		$4,950

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for  June 30, 2025 and December 31, 2024.

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

As of  June 30, 2025 and December 31, 2024, the following summarizes assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
		(in thousands)
June 30, 2025
Assets:
Available-for-sale securities
Mortgage-backed securities	$6,577	$—	$6,577	$—
Collateralized mortgage obligation	2,967	—	2,967	—
Corporate bonds	10,494	—	10,494	—
Derivative instruments	3	—	3	—
Total assets measured at fair value on a recurring basis	$20,041	$—	$20,041	$—

Liabilities:
Derivative instruments	$1,693	$—	$1,693	$—
Total liabilities measured at fair value on a recurring basis	$1,693	$—	$1,693	$—

December 31, 2024
Assets:
Available-for-sale securities
Mortgage-backed securities	$4,126	$—	$4,126	$—
Collateralized mortgage obligation	1,438	—	1,438	—
Corporate bonds	1,000	—	1,000	—
Derivative instruments	557	—	557	—
Total assets measured at fair value on a recurring basis	$7,121	$—	$7,121	$—

Liabilities:
Derivative instruments	$173	$—	$173	$—
Total liabilities measured at fair value on a recurring basis	$173	$—	$173	$—

Under certain circumstances, the Company makes fair value adjustments to its assets and liabilities although they are not measured at fair value on a recurring basis.

As of  June 30, 2025 and December 31, 2024, the Bank had no assets or liabilities for which a nonrecurring change in fair value had been recorded.

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

	June 30, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$98,662	$98,662	$98,662	$—	$—
Held-to-maturity securities	66,845	62,547	—	62,547	—
Federal Home Loan Bank stock	11,302	11,302	—	11,302	—
Loans, net	1,281,741	1,234,293	—	—	1,234,293
Loans held for sale	1,504	1,504	—	1,504	—
Accrued interest receivable	4,775	4,775	$4,775	—	—
Bank-owned life insurance	15,178	15,178	—	15,178	—

Financial liabilities:
Deposits, other than certificates of deposit	$411,122	$411,122	$—	$411,122	$—
Certificates of deposit	656,316	656,799	—	656,799	—
Federal Home Loan Bank advances	264,815	265,893	—	265,893	—
Accrued interest payable	1,839	1,839	1,839	—	—

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$157,617	$157,617	$157,617	$—	$—
Interest-bearing time deposits	100	100	—	100	—
Held-to-maturity securities	73,215	67,505	—	67,505	—
Federal Home Loan Bank stock	10,000	10,000	—	10,000	—
Loans, net	1,136,449	1,079,916	—	—	1,079,916
Accrued interest receivable	4,015	4,015	4,015	—	—
Bank-owned life insurance	14,945	14,945	—	14,945	—

Financial liabilities:
Deposits, other than certificates of deposit	$393,018	$393,018	$—	$393,018	$—
Certificates of deposit	605,515	606,387	—	606,387	—
Federal Home Loan Bank advances	234,000	232,027	—	232,027	—
Accrued interest payable	2,207	2,207	2,207	—	—

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of  June 30, 2025 and December 31, 2024, the maximum potential amount of the Company’s obligation was $50,000, for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Amounts of financial instruments whose contract amounts represent off-balance sheet credit risk are as follows as of  June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)

Commitments to originate loans	$18,479	$21,542
Unadvanced funds on lines of credit	87,292	80,156
Unadvanced funds on construction loans	60,135	54,636
Letters of credit	50	50
	$165,956	$156,384

The Company accrues for credit losses related on off-balance sheet financial instruments. Expected losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for credit losses on loans, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $659,000 and $634,000 as of  June 30, 2025 and December 31, 2024, respectively. For the three and six months ended June 30, 2025, the provision recorded for off-balance sheet commitment was $41,000 and $25,000, respectively. For the three months ended June 30, 2024, a benefit of $67,000 was recorded to reflect a reduction in allowance for off-balance sheet commitments. For the six months ended June 30, 2024, provision expense of $1,000 was recorded for off-balance sheet commitments.

NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows for the three and six months ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Available-for-sale securities:
Change in fair value of available-for-sale securities	$(52)	$—	$21	$(3)
Reclassification adjustment for realized gains in net income	—	—	—	—
Total	(52)	—	21	(3)
Income tax benefit (expense)	16	—	(4)	—
Net-of-tax amount	(36)	—	17	(3)

Cash flow hedges:
Change in fair value of cash flow hedges	$(788)	$192	$(1,833)	$976
Reclassification adjustment for cash flow hedge gains into net income	(145)	(227)	(241)	(378)
Total	(933)	(35)	(2,074)	598
Income expense benefit (expense)	262	9	583	(168)
Net-of-tax amount	(671)	(26)	(1,491)	430

Other comprehensive (loss) income, net of tax	$(707)	$(26)	$(1,474)	$427

Accumulated other comprehensive (loss) income as of  June 30, 2025 and  December 31, 2024 consists of unrecognized benefit costs, net of taxes, unrealized holding gains (losses) on securities available for sale, net of tax, and fair value of cash flow hedges, net of tax as follows:

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
Net unrealized holding loss on securities available-for-sale, net of tax	$(23)	$(40)
Unrecognized SERP gain, net of tax	70	70
Unrecognized DFCP gain, net of tax	75	75
Fair value of cash flow hedges, net of tax	(1,214)	277

Accumulated other comprehensive (loss) income	$(1,092)	$382

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

Management believes, as of June 30, 2025, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2025, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of the dates indicated:

			Minimum For Capital		Minimum To Be Well
			Adequacy Purposes		Capitalized Under
			Plus Capital		Prompt Corrective
	Actual		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of June 30, 2025
Total Capital (to Risk Weighted Assets)	$159,308	14.67%	$113,987	10.50%	$108,559	10.00%
Tier 1 Capital (to Risk Weighted Assets)	148,763	13.70%	92,275	8.50%	86,847	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	148,763	13.70%	75,991	7.00%	70,563	6.50%
Tier 1 Capital (to Average Assets)	148,763	10.03%	59,325	4.00%	74,157	5.00%

As of December 31, 2024
Total Capital (to Risk Weighted Assets)	$154,753	16.58%	$98,010	10.50%	$93,343	10.00%
Tier 1 Capital (to Risk Weighted Assets)	145,235	15.56%	79,342	8.50%	74,674	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	145,235	15.56%	65,340	7.00%	60,673	6.50%
Tier 1 Capital (to Average Assets)	145,235	10.47%	55,479	4.00%	69,349	5.00%

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

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net income allocated to common stock	$1,440	$791	$2,737	$1,412

Weighted-average common shares outstanding used to calculate basic earnings per common share	8,155,667	8,265,579	8,183,072	8,282,677
Add: Dilutive effect of restricted stock awards	103,830	76,937	95,056	76,141
Add: Dilutive effect of stock options	110,322	—	79,247	—
Weighted-average common shares outstanding used to calculate diluted earnings per common share	8,369,819	8,342,516	8,357,375	8,358,818

Earnings per common share
Basic	$0.18	$0.10	$0.33	$0.17
Diluted	$0.17	$0.09	$0.33	$0.17

For the three and six months ended June 30, 2025, there were no anti-dilutive shares. For the three and six months ended June 30, 2024, the shares that were anti-dilutive, and therefore excluded from the calculation of diluted earnings per share, included options to purchase 763,969 shares of common stock.

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

Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives that are designated as and that qualify as cash flow hedges are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a quantitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially, and continue to be, highly effective at June 30, 2025.

The following table reflects the Company's derivative position at the date indicated below for the interest rate swaps:

	As of June 30, 2025	As of December 31, 2024
	(Dollars in thousands)
Notional amount	$120,000	$60,000
Weighted-average pay rate	3.79%	3.80%
Weighted-average receive rate	4.29%	4.49%
Weighted-average maturity in years	3.74	3.74

The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of the dates indicated:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
June 30, 2025	(in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$3	Other liabilities	$(1,693)
Total		$3		$(1,693)
December 31, 2024
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$557	Other liabilities	$(173)
Total		$557		$(173)

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $30,000 to be reclassified as a decrease to interest expense from OCI related to the Company’s cash flow hedges in the twelve months following June 30, 2025. This reclassification is due to anticipated payments that will be received on the swaps based upon the forward curve at June 30, 2025.

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 5.0 years.

The pre-tax effects of cash flow hedges on accumulated other comprehensive income and current earnings for the period indicated are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Interest rate swaps
Amount of (loss) gain recognized in OCI on derivatives	$(933)	$(35)	$(2,074)	$598
Gain reclassified from OCI into interest expense	$145	$227	$241	$378

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty not secured by variation margin plus any initial margin collateral posted. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. As of June 30, 2025, the Company has pledged cash collateral to a derivative counterparty totaling $3.5 million. The Company may need to post additional collateral or may receive additional collateral in the future in proportion to potential changes in the overall unrealized gain or loss position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2025 compared to December 31, 2024 and results of operations for the three and six months ended June 30, 2025 and 2024 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “intend,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the quality of our loan portfolio; and

●	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;

●	our ability to access cost-effective funding;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;

●	our ability to implement and change our business strategies;

●	competition among depository and other financial institutions;

●

inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

●	adverse changes in the securities or secondary mortgage markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;

●	changes in the quality or composition of our loan or investment portfolios;

●	technological changes that may be more difficult or expensive than expected;

●	the inability of third-party providers to perform as expected;

●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;

●	our ability to manage market risk, credit risk and operational risk;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	changes in consumer spending, borrowing and savings habits;

●

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

●	the risk of adverse changes in business conditions due to geo-political tensions;

●	our ability to attract and retain key employees; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

For any debt security with a fair value less than its amortized cost basis, we will determine whether we have the intent to sell the debt security or whether it is more likely than not we will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment charge to earnings. For all other debt securities that do not meet either condition and that have expected credit losses, the credit loss will be recognized in earnings. Any non-credit related loss impairment related to all other factors will be recorded in other comprehensive income (loss). Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral.

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Total Assets. Total assets were $1.52 billion at June 30, 2025, as compared to $1.42 billion at December 31, 2024, or an increase of $96.9 million, or 6.8%.

Cash and Cash Equivalents. Cash and cash equivalents decreased $59.0 million, or 37.4%, to $98.7 million at June 30, 2025 from $157.6 million at December 31, 2024. The decrease in cash and cash equivalents was driven by growth in both loans and investments that in aggregate, was greater than our growth in deposits and borrowings.

Investment Securities Available for Sale. Investments in securities available for sale were $20.0 million at June 30, 2025, as compared to $6.6 million at December 31, 2024, or an increase of $13.5 million, or 205.3%. This increase was due to purchases of new securities.

Investment Securities Held to Maturity. Investments in securities held to maturity were $66.8 million at June 30, 2025, as compared to $73.2 million at December 31, 2024, or a $6.4 million, or 8.7%, decrease. This decrease was due to maturities of securities.

Loans. Total gross loans were $1.29 billion at June 30, 2025, as compared to $1.15 billion at December 31, 2024, or an increase of $146.5 million, or 12.8%.

●	Commercial real estate loans increased $81.0 million, or 35.4%, to $310.0 million at June 30, 2025 from $229.0 million at December 31, 2024.

●	Multi-family real estate loans increased $41.9 million, or 12.2%, to $385.8 million at June 30, 2025 from $344.0 million at December 31, 2024.

●	Residential real estate loans increased $25.6 million, or 6.1%, to $448.5 million at June 30, 2025, from $422.8 million at December 31, 2024.

●	Home equity lines of credit increased $2.4 million, or 5.4%, to $47.6 million at June 30, 2025, from $45.2 million at December 31, 2024.

●	Commercial loans decreased $1.5 million, or 10.9%, to $12.3 million at June 30, 2025 from $13.8 million at December 31, 2024.

●	Construction loans decreased $3.7 million, or 4.1%, to $87.2 million at June 30, 2025 from $90.9 million at December 31, 2024.

Federal Home Loan Bank stock. The Federal Home Loan Bank (FHLB) is a cooperative bank that provides services to its member banking institutions. The primary reason for our membership in the FHLB is to gain access to a reliable source of wholesale funding and as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. We purchase and/or are subject to redemption of FHLB stock proportional to the volume of funding received and view the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. We held an investment in FHLB stock of $11.3 million and $10.0 million at June 30, 2025 and December 31, 2024, respectively. Accordingly, the increase in the FHLB stock is due to increased borrowings.

Bank-owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Bank-owned life insurance increased $233,000, or 1.6%, to $15.2 million at June 30, 2025 from $14.9 million at December 31, 2024. The increase was due to an increase of $233,000 in the cash surrender value of our bank-owned life insurance portfolio during the six months ended June 30, 2025.

Deposits. Total deposits were $1.07 billion at June 30, 2025, as compared to $998.5 million at December 31, 2024, or an increase of $68.9 million, or 6.9%.

●	Certificates of deposit increased $50.8 million, or 8.4%, to $656.3 million at June 30, 2025 from $605.5 million at December 31, 2024.

●	Money market deposit accounts increased $30.9 million, or 16.7%, to $215.5 million at June 30, 2025 from $184.6 million at December 31, 2024.

●	Demand deposit accounts increased $2.9 million, or 3.4%, to $87.9 million at June 30, 2025 from $85.0 million at December 31, 2024.

●	Interest bearing checking accounts decreased $3.7 million, or 18.0%, to $16.9 million at June 30, 2025 from $20.5 million at December 31, 2024.

●	Savings accounts decreased $12.0 million, or 11.7%, to $90.9 million at June 30, 2025 from $102.9 million at December 31, 2024.

Core deposits (defined as all deposits other than certificates of deposit) increased $18.1 million, or 4.6%, to $411.1 million at June 30, 2025 from $393.0 million at December 31, 2024.

Federal Home Loan Bank Advances. FHLB advances increased $30.8 million, or 13.2%, to $264.8 million at June 30, 2025 from $234.0 million at December 31, 2024. The increase in FHLB advances was used to fund loan growth.

Shareholders' Equity. Total shareholders' equity increased $9,000, or 0.01%, to $168.3 million as of June 30, 2025 from $168.3 million as of December 31, 2024. This increase is primarily the result of earnings of $2.7 million and $877,000 related to stock-based compensation and ESOP shares committed to being released. Substantially offsetting these increases were $1.5 million of other comprehensive losses and $2.1 million related to shares repurchased under our share repurchase plan. Our book value per share increased by $0.31 to $18.81 at June 30, 2025 from $18.50 at December 31, 2024.

Comparison of Operating Results for the Three Months Ended June 30, 2025 and June 30, 2024

Net Income. We recorded net income of $1.4 million for the three months ended June 30, 2025, compared to net income of $791,000 for the three months ended June 30, 2024, or an increase of $649,000, or 82.0% in net income.

Interest and Dividend Income. Interest and dividend income increased $2.7 million, or 16.6%, to $19.1 million for the three months ended June 30, 2025 from $16.4 million for the three months ended June 30, 2024. This increase was due to a $2.7 million increase in interest and fees on loans and a $215,000 increase in interest and dividends on investment securities. The increase in interest and fees on loans was driven by an increase of $147.3 million in the average balance of the loan portfolio to $1.24 billion for the three months ended June 30, 2025 from $1.10 billion for the three months ended June 30, 2024, as well as an increase in the average yield of 23 basis points to 5.43% during the three months ended June 30, 2025 from 5.20% during the three months ended June 30, 2024. The yield for the three months ended June 30, 2025 benefited from new loans with higher rates. The increase in interest and dividend income on investment securities was driven by an increase in the yield on securities of 84 basis points to 3.70% during the three months ended June 30, 2025 from 2.86% during the three months ended June 30, 2024 as well as an increase of $8.5 million in the average balance of the investment portfolio to $88.0 million for the three months ended June 30, 2025 from $79.6 million for the three months ended June 30, 2024. The decrease in interest income on short term investments was driven by a decrease in the yield on short term investments of 106 basis points to 4.42% during the three months ended June 30, 2025 from 5.48% during the three months ended June 30, 2024, partially offset by an increase of $7.6 million in the average balance of short term investments to $112.8 million for the three months ended June 30, 2025 from $105.2 million for the three months ended June 30, 2024.

Average interest-earning assets increased $163.4 million to $1.45 billion for the three months ended June 30, 2025 from $1.28 billion for the three months ended June 30, 2024. The yield on interest-earning assets increased 18 basis points to 5.25% for the three months ended June 30, 2025 from 5.07% for the three months ended June 30, 2024.

Interest Expense. Total interest expense increased $1.1 million, or 10.3%, to $11.4 million for the three months ended June 30, 2025 from $10.4 million for the three months ended June 30, 2024. Interest expense on deposit accounts increased $963,000, or 11.8%, to $9.1 million for the three months ended June 30, 2025 from $8.2 million for the three months ended June 30, 2024, primarily due to an increase in the average balance of interest-bearing deposits of $140.5 million, or 16.7%, to $979.2 million for the three months ended June 30, 2025 from $838.7 million for the three months ended June 30, 2024, partially offset by a decrease in the cost of interest bearing deposits of 17 basis points to 3.74% for the three months ended June 30, 2025 from 3.91% for the three months ended June 30, 2024. Interest expense on FHLB advances increased $105,000, or 4.7%, to $2.3 million for the three months ended June 30, 2025 from $2.2 million for the three months ended June 30, 2024, primarily due to an increase in the average balance of FHLB advances of $13.0 million, or 5.8%, to $236.1 million for the three months ended June 30, 2025 from $223.1 million for the three months ended June 30, 2024, partially offset by a decrease in the cost of FHLB advances of 5 basis points to 3.94% for the three months ended June 30, 2025 from 3.99% for the three months ended June 30, 2024.

Net Interest and Dividend Income. Net interest and dividend income increased $1.6 million, or 27.4%, to $7.7 million for the three months ended June 30, 2025 from $6.0 million for the three months ended June 30, 2024, primarily due to a $163.4 million increase in the average balance of interest-earning assets during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 as well as an increase in the net interest margin of 26 basis points to 2.08% for three months ended June 30, 2025 from 1.82% for the three months ended June 30, 2024.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the provision for credit losses was $1.1 million for the three months ended June 30, 2025, as compared to $292,000 for the three months ended June 30, 2024. The increase in the provision for credit losses was driven by greater loan growth during the three months ended June 30, 2025 than in the three months ended June 30, 2024.

Noninterest Income. Noninterest income was $355,000 for the three months ended June 30, 2025, as compared to $289,000 for the three months ended June 30, 2024, or an increase of $66,000, or 22.8%. The table below sets forth our noninterest income for three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Customer service fees	$154	$143	$11	7.7%
Income from bank-owned life insurance	118	117	1	0.9
Net gain on sales of loans	43	19	24	126.3
Other income	40	10	30	300.0
Total noninterest income	$355	$289	$66	22.8%

Noninterest Expense. Noninterest expense was $5.0 million for the three months ended June 30, 2025 as compared to $4.9 million for the three months ended June 30, 2024, or an increase of $33,000, or 0.7%. During the second quarter of 2025, the Company recognized $236,000 in Employee Retention Tax Credits (ERTC) in the form of refunds of certain federal employment taxes that are authorized and established under the CARES Act. The amount was recorded as a reduction to salaries and employee benefits expenses. The table below sets forth our noninterest expense for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,013	$3,130	$(117)	(3.7)%
Director compensation	173	209	(36)	(17.2)
Occupancy and equipment	261	263	(2)	(0.8)
Data processing	315	285	30	10.5
Computer software and licensing fees	104	100	4	4.0
Advertising and promotions	189	106	83	78.3
Professional fees	264	231	33	14.3
FDIC deposit insurance	216	194	22	11.3
Other expense	445	429	16	3.7
Total noninterest expense	$4,980	$4,947	$33	0.7%

Income Tax Expense. Income tax expense increased $203,000, or 74.6%, to $475,000 for the three months ended June 30, 2025 from $272,000 for the three months ended June 30, 2024. The effective tax rate was 24.8% and 25.6% for the three months ended June 30, 2025 and 2024, respectively.

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

	For the Three Months Ended June 30,
	2025			2024
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(5)	Balance	Interest	Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,244,406	$16,862	5.43%	$1,097,086	$14,174	5.20%
Securities (1)	88,039	812	3.70	79,557	565	2.86
Short term investments	112,816	1,244	4.42	105,207	1,433	5.48
Interest-bearing time deposits	38	1	5.37	—	—	0.00
Total interest-earning assets	1,445,299	18,919	5.25%	1,281,850	16,172	5.07%
Non-interest-earning assets	38,221			34,523
Total assets	$1,483,520			$1,316,373

Interest-bearing liabilities:
Checking accounts	19,850	5	0.10%	18,907	4	0.09%
Savings accounts	92,469	480	2.08	115,619	833	2.90
Money market accounts	208,777	1,759	3.38	153,181	1,391	3.65
Certificates of deposit	658,102	6,878	4.19	551,018	5,931	4.33
Total interest-bearing deposits	979,198	9,122	3.74	838,725	8,159	3.91
Federal Home Loan Bank advances	236,076	2,319	3.94	223,121	2,214	3.99
Total interest-bearing liabilities	1,215,274	11,441	3.78%	1,061,846	10,373	3.93%
Non-interest-bearing demand deposits	85,317			75,510
Non-interest-bearing liabilities	13,516			11,875
Total liabilities	1,314,107			1,149,231
Shareholders' Equity	169,413			167,142
Total liabilities and shareholders' equity	$1,483,520			$1,316,373

Net interest income		$7,478			$5,799
Net interest rate spread (2)			1.47%			1.14%
Net interest-earning assets (3)	$230,025			$220,004
Net interest margin (4)			2.08%			1.82%

Average interest-earning assets to interest-bearing liabilities			118.93%			120.72%

(1) Excludes interest and dividends on cost method investments of $182,000 and $214,000 for the three months ended June 30, 2025 and 2024, respectively.

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

	Three Months Ended June 30, 2025 vs. 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$2,002	$686	$2,688
Securities	66	181	247
Short term investments	100	(289)	(189)
Interest-bearing time deposits	1	—	1
Total interest-earning assets	$2,169	$578	$2,747

Interest-bearing liabilities:
Checking accounts	$—	$1	$1
Savings accounts	(147)	(206)	(353)
Money market accounts	478	(110)	368
Certificates of deposit	1,138	(191)	947
Total interest-bearing deposits	1,469	(506)	963
Federal Home Loan Bank advances	133	(28)	105
Total interest-bearing liabilities	$1,602	$(534)	$1,068

Change in net interest income	$567	$1,112	$1,679

Comparison of Operating Results for the Six Months Ended June 30, 2025 and June 30, 2024

Net Income. We recorded net income of $2.7 million for the six months ended June 30, 2025, compared to net income of $1.4 million for the six months ended June 30, 2024, an increase of $1.3 million, or 93.8% in net income.

Interest and Dividend Income. Interest and dividend income increased $4.6 million, or 14.5%, to $36.7 million for the six months ended June 30, 2025 from $32.1 million for the six months ended June 30, 2024. This increase was driven by a $4.4 million increase in interest and fees on loans and a $304,000 increase in interest and dividends on investment securities. The increase in interest and fees on loans was driven by an increase of $123.9 million in the average balance of the loan portfolio to $1.20 billion for the six months ended June 30, 2025 from $1.08 billion for the six months ended June 30, 2024, as well as an increase in the average yield of 22 basis points to 5.37% during the six months ended June 30, 2025 from 5.15% during the six months ended June 30, 2024. The yield for the six months ended June 30, 2025 benefited from new loans with higher rates. The increase in interest and dividend income on investment securities was driven by an increase in the yield on securities of 73 basis points to 3.54% during the six months ended June 30, 2025 from 2.81% during the six months ended June 30, 2024.

Average interest-earning assets increased $151.7 million to $1.42 billion for the six months ended June 30, 2025 from $1.26 billion for the six months ended June 30, 2024. The yield on interest-earning assets increased 15 basis points to 5.18% for the six months ended June 30, 2025 from 5.03% for the six months ended June 30, 2024.

Interest Expense. Total interest expense increased $2.2 million, or 11.2%, to $22.4 million for the six months ended June 30, 2025 from $20.2 million for the six months ended June 30, 2024. Interest expense on deposit accounts increased $2.3 million, or 14.6%, to $18.0 million for the six months ended June 30, 2025 from $15.7 million for the six months ended June 30, 2024, primarily due to an increase in the average balance of interest-bearing deposits of $142.6 million, or 17.4%, to $961.9 million for the six months ended June 30, 2025 from $819.3 million for the six months ended June 30, 2024, partially offset by a decrease in the cost of interest bearing deposits of 8 basis points to 3.77% for the six months ended June 30, 2025 from 3.85% for the six months ended June 30, 2024. Interest expense on FHLB advances decreased $48,000, or 1.1%, to $4.4 million for the six months ended June 30, 2025 from $4.5 million for the six months ended June 30, 2024, due to a decrease in the cost of FHLB advances of 5 basis points to 3.95% for the six months ended June 30, 2025 from 4.00% for the six months ended June 30, 2024, partially offset by an increase the average balance of FHLB advances of $1.5 million, or 0.7%, to $226.6 million for the six months ended June 30, 2025 from $225.2 million for the six months ended June 30, 2024.

Net Interest and Dividend Income. Net interest and dividend income increased $2.4 million, or 20.1%, to $14.3 million for the six months ended June 30, 2025 from $11.9 million for the six months ended June 30, 2024, primarily due to a $151.7 million increase in the average balance of interest-earning assets during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 as well as an increase in the net interest margin of 16 basis points to 1.99% for six months ended June 30, 2025 from 1.83% for the six months ended June 30, 2024.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the provision for credit losses was $1.1 million for the six months ended June 30, 2025, as compared to $438,000 for the six months ended June 30, 2024. The increase in the provision for credit losses was driven by greater loan growth in the six months ended June 30, 2025 than in the six months ended June 30, 2024.

Noninterest Income. Noninterest income was $626,000 for the six months ended June 30, 2025, as compared to $594,000 for the six months ended June 30, 2024, or an increase of $32,000, or 5.4%. The table below sets forth our noninterest income for six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Customer service fees	$294	$284	$10	3.5%
Income from bank-owned life insurance	233	234	(1)	(0.4)
Net gain on sales of loans	43	54	(11)	(20.4)
Other income	56	22	34	154.5
Total noninterest income	$626	$594	$32	5.4%

Noninterest Expense. Noninterest expense was $10.2 million for the six months ended June 30, 2025 and June 30, 2024. During the six months ended June 30, 2025, the Company recognized $236,000 in Employee Retention Tax Credits (ERTC) in the form of refunds of certain federal employment taxes that are authorized and established under the CARES Act. The amount was recorded as a reduction to salaries and employee benefits expenses. The table below sets forth our noninterest expense for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$6,273	$6,441	$(168)	(2.6)%
Director compensation	389	416	(27)	(6.5)
Occupancy and equipment	542	538	4	0.7
Data processing	625	596	29	4.9
Computer software and licensing fees	214	209	5	2.4
Advertising and promotions	321	237	84	35.4
Professional fees	574	591	(17)	(2.9)
FDIC deposit insurance	401	372	29	7.8
Other expense	849	775	74	9.5
Total noninterest expense	$10,188	$10,175	$13	0.1%

Income Tax Expense. Income tax expense increased $417,000, or 86.5%, to $899,000 for the six months ended June 30, 2025 from $482,000 for the six months ended June 30, 2024. The effective tax rate was 24.7% and 25.4% for the six months ended June 30, 2025 and 2024, respectively.

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

	For the Six Months Ended June 30,
	2025			2024
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(5)	Balance	Interest	Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,201,409	$32,005	5.37%	$1,077,497	$27,619	5.15%
Securities (1)	84,502	1,484	3.54	80,112	1,121	2.81
Short term investments	130,441	2,869	4.44	107,089	2,917	5.48
Interest-bearing time deposits	69	2	5.31	—	—	0.00
Total interest-earning assets	1,416,421	36,360	5.18%	1,264,698	31,657	5.03%
Non-interest-earning assets	38,159			34,309
Total assets	$1,454,580			$1,299,007

Interest-bearing liabilities:
Checking accounts	18,663	8	0.09%	19,208	7	0.07%
Savings accounts	95,684	993	2.09	117,867	1,661	2.83
Money market accounts	199,111	3,323	3.37	148,487	2,647	3.58
Certificates of deposit	648,443	13,657	4.25	533,744	11,369	4.28
Total interest-bearing deposits	961,901	17,981	3.77	819,306	15,684	3.85
Federal Home Loan Bank advances	226,646	4,434	3.95	225,154	4,482	4.00
Total interest-bearing liabilities	1,188,547	22,415	3.80%	1,044,460	20,166	3.88%
Non-interest-bearing demand deposits	82,564			76,007
Non-interest-bearing liabilities	14,126			12,037
Total liabilities	1,285,237			1,132,504
Shareholders' Equity	169,343			166,503
Total liabilities and shareholders' equity	$1,454,580			$1,299,007

Net interest income		$13,945			$11,491
Net interest rate spread (2)			1.37%			1.15%
Net interest-earning assets (3)	$227,874			$220,238
Net interest margin (4)			1.99%			1.83%

Average interest-earning assets to interest-bearing liabilities			119.17%			121.09%

(1) Excludes interest and dividends on cost method investments of $363,000 and $422,000 for the six months ended June 30, 2025 and 2024, respectively.

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

	Six Months Ended June 30, 2025 vs. 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$3,209	$1,177	$4,386
Securities	63	300	363
Short term investments	566	(614)	(48)
Interest-bearing time deposits	2	—	2
Total interest-earning assets	$3,840	$863	$4,703

Interest-bearing liabilities:
Checking accounts	$—	$1	$1
Savings accounts	(280)	(388)	(668)
Money market accounts	847	(171)	676
Certificates of deposit	2,386	(98)	2,288
Total interest-bearing deposits	2,953	(656)	2,297
Federal Home Loan Bank advances	26	(74)	(48)
Total interest-bearing liabilities	$2,979	$(730)	$2,249

Change in net interest income	$861	$1,593	$2,454

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Boston, the Federal Reserve Bank and the Atlantic Community Bankers Bank. At June 30, 2025, we had outstanding advances of $264.8 million from the Federal Home Loan Bank. At June 30, 2025, we had unused borrowing capacity of $316.7 million with the Federal Home Loan Bank, $16.8 million with the Federal Reserve Bank and $15.0 million with the Atlantic Community Bankers Bank.

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

At June 30, 2025, we had $18.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $87.3 million in unused lines of credit to borrowers and $60.1 million in unadvanced construction loans.

Non brokered certificates of deposit due within one year of June 30, 2025 totaled $415.6 million, or 38.9%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2026, or on our savings and money market accounts.

We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of June 30, 2025.

Our primary investing activity is originating loans. During the six months ended June 30, 2025 and the year ended December 31, 2024, we originated $179.7 million and $160.4 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced net increases in deposits of $68.9 million and $130.3 million for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively. At June 30, 2025 and December 31, 2024, the level of brokered time deposits was $123.9 million and $125.6 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. At June 30, 2025 and December 31, 2024, the level of FHLB advances was $264.8 million and $234.0 million, respectively.

For additional information, see the consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

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

At June 30, 2025, Everett Co-operative Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 9 of the notes to consolidated financial statements.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 10, 2023, the Company announced the commencement of a stock repurchase program to acquire up to 458,762 shares, or 5% of the Company’s then outstanding common stock. On April 11, 2025, the Company completed the stock repurchase plan. On May 8, 2025, the Company announced an additional stock repurchase plan that authorizes the Company to repurchase up to 451,092 shares, or approximately 5%, of the Company's then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company. The following table sets forth the information regarding the Company's common stock repurchase activities during the three months ended June 30, 2025:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That May
	Total Number of	Average Price	as Part of Publicly	Yet Be Purchased
	Shares Purchased	Paid Per Share	Announced Programs	Under the Programs

From April 1, 2025 to April 30, 2025	22,109	$15.07	22,109	—
From May 1, 2025 to May 31, 2025	14,397	$16.27	14,397	436,695
From June 1, 2025 to June 30, 2025	56,995	$15.60	56,995	379,700
Total	93,501	$15.57	93,501

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as that term is used in SEC regulations.

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

ECB BANCORP, INC.

Date: August 8, 2025	/s/Richard J. O'Neil, Jr.
Richard J. O’Neil, Jr.
President and Chief Executive Officer

Date: August 8, 2025	/s/Brandon N. Lavertu
Brandon N. Lavertu
Executive Vice President and Chief Financial Officer