Form 10-Q
period 2025-09-30
ECB Bancorp, Inc. /MD/
filed 2025-11-07
CIK 1914605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of  November 6, 2025, 8,796,890 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

ECB Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

ECB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(unaudited)

(Dollars in thousands)

	September 30, 2025	December 31, 2024

ASSETS
Cash and due from banks	$3,351	$5,828
Short-term investments	99,269	151,789
Total cash and cash equivalents	102,620	157,617
Interest-bearing time deposits	7,998	100
Investments in available-for-sale securities, at fair value	31,020	6,564
Investments in held-to-maturity securities, at amortized cost (fair values of $54,729 at September 30, 2025 and $67,505 at December 31, 2024)	58,485	73,215
Loans, net of allowance for credit losses of $10,015 at September 30, 2025 and $8,884 at December 31, 2024	1,305,547	1,136,449
Federal Home Loan Bank stock, at cost	11,102	10,000
Premises and equipment, net	3,427	3,512
Accrued interest receivable	5,251	4,015
Deferred tax asset, net	5,612	4,914
Bank-owned life insurance	15,299	14,945
Other assets	6,292	6,822
Total assets	$1,552,653	$1,418,153

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$84,759	$84,958
Interest-bearing	1,023,846	913,575
Total deposits	1,108,605	998,533
Federal Home Loan Bank advances	259,815	234,000
Other liabilities	14,924	17,352
Total liabilities	1,383,344	1,249,885

Shareholders' Equity:
Preferred Stock, par value $0.01; Authorized: 1,000,000 shares; No shares issued	—	—
Common Stock, par value $0.01; Authorized: 30,000,000 shares; Issued and outstanding: 8,825,827 shares and 9,095,833 shares at September 30, 2025 and December 31, 2024, respectively	88	91
Additional paid-in capital	83,162	86,189
Retained earnings	93,021	87,845
Accumulated other comprehensive (loss) income	(998)	382
Unallocated common shares held by the Employee Stock Ownership Plan	(5,964)	(6,239)
Total shareholders' equity	169,309	168,268
Total liabilities and shareholders' equity	$1,552,653	$1,418,153

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(unaudited)

(Dollars in thousands, except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest and dividend income:
Interest and fees on loans	$18,153	$14,849	$50,158	$42,468
Interest and dividends on securities	1,032	803	2,879	2,346
Interest on short term investments	1,204	1,501	4,074	4,418
Interest on interest-bearing time deposits	28	2	30	2
Total interest and dividend income	20,417	17,155	57,141	49,234
Interest expense:
Interest on deposits	9,548	8,795	27,529	24,479
Interest on Federal Home Loan Bank advances	2,413	2,069	6,847	6,550
Total interest expense	11,961	10,864	34,376	31,029
Net interest and dividend income	8,456	6,291	22,765	18,205
Provision for credit losses	183	46	1,293	485
Net interest and dividend income after provision for credit losses	8,273	6,245	21,472	17,720
Noninterest income:
Customer service fees	147	142	441	426
Income from bank-owned life insurance	121	119	354	353
Net gain on sales of loans	55	27	98	80
Other income	18	16	73	39
Total noninterest income	341	304	966	898
Noninterest expense:
Salaries and employee benefits	3,373	3,202	9,645	9,643
Director compensation	204	209	593	626
Occupancy and equipment	254	250	796	788
Data processing	331	288	956	883
Computer software and licensing	116	109	330	318
Advertising and promotions	172	159	493	396
Professional fees	298	240	872	831
Federal Deposit Insurance Corporation deposit insurance	237	189	638	561
Other expense	373	365	1,223	1,140
Total noninterest expense	5,358	5,011	15,546	15,186
Income before income tax expense	3,256	1,538	6,892	3,432
Income tax expense	817	405	1,716	887
Net income	$2,439	$1,133	$5,176	$2,545
Share data:
Weighted average shares outstanding, basic	8,023,681	8,240,602	8,129,358	8,268,550
Weighted average shares outstanding, diluted	8,274,506	8,343,736	8,328,891	8,354,170
Earnings per share, basic	$0.30	$0.14	$0.64	$0.31
Earnings per share, diluted	$0.29	$0.14	$0.62	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(unaudited)

(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income	$2,439	$1,133	$5,176	$2,545
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available-for-sale	177	(9)	194	(12)
Net change in fair value of cash flow hedges	(83)	(1,328)	(1,574)	(898)
Total other comprehensive income (loss), net of tax	94	(1,337)	(1,380)	(910)
Total comprehensive income (loss)	$2,533	$(204)	$3,796	$1,635

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Statements of Changes in Shareholders' Equity

(unaudited)

(in thousands except share data)

	Three months ended
	Shares of				Accumulated	Unallocated
	Common		Additional		Other	Common
	Stock	Common	Paid in	Retained	Comprehensive	Stock Held
	Outstanding	Stock	Capital	Earnings	Income (Loss)	by ESOP	Total
Balance at June 30, 2024	9,200,219	$92	$86,974	$85,266	$556	$(6,424)	$166,464
Net income	—	—	—	1,133	—	—	1,133
Other comprehensive loss, net of tax	—	—	—	—	(1,337)	—	(1,337)
ESOP shares committed to be released (9,225 shares)	—	—	32	—	—	93	125
Shares repurchased under share repurchase plan	(48,939)	—	(664)	—	—	—	(664)
Restricted stock awards issued	1,000	—	—	—	—	—	—
Stock-based compensation	—	—	328	—	—	—	328
Balance at September 30, 2024	9,152,280	$92	$86,670	$86,399	$(781)	$(6,331)	$166,049

Balance at June 30, 2025	8,946,958	$89	$84,755	$90,582	$(1,092)	$(6,057)	$168,277
Net income	—	—	—	2,439	—	—	2,439
Other comprehensive income, net of tax	—	—	—	—	94	—	94
ESOP shares committed to be released (9,250 shares)	—	—	58	—	—	93	151
Shares repurchased under share repurchase plan	(122,683)	(1)	(1,965)	—	—	—	(1,966)
Restricted stock awards surrendered	(60)	—	(1)	—	—	—	(1)
Stock options exercised	1,612	—	—	—	—	—	—
Stock-based compensation	—	—	315	—	—	—	315
Balance at September 30, 2025	8,825,827	$88	$83,162	$93,021	$(998)	$(5,964)	$169,309

	Nine months ended
	Shares of				Accumulated	Unallocated
	Common		Additional		Other	Common
	Stock	Common	Paid in	Retained	Comprehensive	Stock Held
	Outstanding	Stock	Capital	Earnings	Income (Loss)	by ESOP	Total
Balance at December 31, 2023	9,291,810	$93	$87,431	$83,854	$129	$(6,606)	$164,901
Net income	—	—	—	2,545	—	—	2,545
Other comprehensive loss, net of tax	—	—	—	—	(910)	—	(910)
ESOP shares committed to be released (27,475 shares)	—	—	81	—	—	275	356
Shares repurchased under share repurchase plan	(140,530)	(1)	(1,819)	—	—	—	(1,820)
Restricted stock awards issued	1,000	—	—	—	—	—	—
Stock-based compensation	—	—	977	—	—	—	977
Balance at September 30, 2024	9,152,280	$92	$86,670	$86,399	$(781)	$(6,331)	$166,049

Balance at December 31, 2024	9,095,833	$91	$86,189	$87,845	$382	$(6,239)	$168,268
Net income	—	—	—	5,176	—	—	5,176
Other comprehensive loss, net of tax	—	—	—	—	(1,380)	—	(1,380)
ESOP shares committed to be released (27,450 shares)	—	—	151	—	—	275	426
Shares repurchased under share repurchase plan	(262,227)	(3)	(4,094)	—	—	—	(4,097)
Restricted stock awards forfeited	(9,331)	—	(35)	—	—	—	(35)
Restricted stock awards surrendered	(60)	—	(1)	—	—	—	(1)
Stock options exercised	1,612	—	—	—	—	—	—
Stock-based compensation	—	—	952	—	—	—	952
Balance at September 30, 2025	8,825,827	$88	$83,162	$93,021	$(998)	$(5,964)	$169,309

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$5,176	$2,545
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of premiums and discounts on securities, net	(134)	(20)
Provision for credit losses	1,293	485
Change in deferred loan costs/fees	302	254
Gain on sales of loans, net	(98)	(80)
Proceeds from sales of loans	8,648	5,754
Loans originated for sale, net	(8,550)	(6,377)
Depreciation and amortization expense	224	227
Increase in accrued interest receivable	(1,236)	(398)
Decrease in accrued interest payable	560	606
Increase in bank-owned life insurance	(354)	(353)
Deferred income tax benefit	(152)	(470)
ESOP expense	426	356
Stock-based compensation	917	977
Increase in other assets	(27)	(187)
Decrease in other liabilities	(1,706)	(1,501)
Net cash provided by operating activities	5,289	1,818

Cash flows from investing activities:
Purchases of held-to-maturity securities	(17,992)	(8,874)
Proceeds from paydowns and maturities of held-to-maturity securities	32,754	8,640
Purchases of available-for-sale securities	(27,210)	(4,175)
Proceeds from paydowns and maturities of available-for-sale securities	3,119	5,000
Purchase of interest-bearing time deposits	(7,998)	(200)
Proceeds from maturities of interest-bearing time deposits	100	—
Investment in low-income housing tax credit fund	(2,992)	—
Purchase of Federal Home Loan Bank Stock	(4,076)	(1,734)
Redemption of Federal Home Loan Bank Stock	2,974	1,776
Loan originations and principal collections, net	(167,809)	(67,713)
Purchase of loans	(2,806)	(8,175)
Capital expenditures	(139)	(60)
Net cash used in investing activities	(192,075)	(75,515)

Cash flows from financing activities:
Net change in demand deposits, interest-bearing checking, savings and money market accounts	16,213	(6,928)
Net increase in time deposits	93,859	83,039
Proceeds from long-term Federal Home Loan Bank advances	30,815	45,000
Repayments of long-term Federal Home Loan Bank advances	(25,000)	(70,000)
Net change in short-term Federal Home Loan Bank advances	20,000	25,000
Restricted stock awards issued, net of awards surrendered	(1)	—
Payments for shares repurchased under share repurchase plan	(4,097)	(1,820)
Net cash provided by financing activities	131,789	74,291

Net (decrease) increase in cash and cash equivalents	(54,997)	594
Cash and cash equivalents at beginning of year	157,617	119,036
Cash and cash equivalents at end of period	$102,620	$119,630

Supplemental disclosures:
Interest paid	$34,936	$31,635
Income taxes paid	1,750	1,401

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of  September 30, 2025 and the results of operations and cash flows for the interim periods ended September 30, 2025 and 2024. Such adjustments were of a normal recurring nature. Interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended  December 31, 2024 and accompanying notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

NOTE 3 – INVESTMENTS IN SECURITIES

Available-for-Sale Securities

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The following table summarizes the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses for available-for-sale securities at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Available-for-sale	Cost	Gains	Losses	Losses	Value
	(in thousands)
September 30, 2025
Mortgage-backed securities	$6,513	$54	$(3)	$—	$6,564
Collateralized mortgage obligations	9,094	38	(42)	—	9,090
Corporate bonds	15,202	247	(83)	—	15,366
Total available-for-sale securities	$30,809	$339	$(128)	$—	$31,020

December 31, 2024
Mortgage-backed securities	$4,164	$—	$(38)	$—	$4,126
Collateralized mortgage obligations	1,452	—	(14)	—	1,438
Corporate bonds	1,000	—	—	—	1,000
Total available-for-sale securities	$6,616	$—	$(52)	$—	$6,564

The Company's available-for-sale securities are carried at fair value. For available-for-sale securities in an unrealized loss position, management will first evaluate whether there is intent to sell a security, or if it is more likely than not that the Company will be required to sell a security prior to anticipated recovery of its amortized cost basis. If either of these criteria are met, the Company will record a write-down of the security's amortized cost basis to fair value through income. For those available-for-sale securities which do not meet the intent or requirement to sell criteria, management will evaluate whether the decline in fair value is a result of credit related matters or other factors. In performing this assessment, Management considers the creditworthiness of the issuer including whether the security is guaranteed by the U.S. federal government or other government agency, the extent to which fair value is less than amortized cost, and changes in credit rating during the period, among other factors. If this assessment indicates the existence of credit losses, an allowance for credit losses will be established, as determined by a discounted cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and is recognized in earnings. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when a security is determined to be uncollectible, or when either of the aforementioned criteria surrounding intent or requirement to sell have been met. No allowance for credit losses was recorded for available-for-sale securities as of  September 30, 2025 and December 31, 2024.

The Company did not record a provision for estimated credit losses on any available-for-sale securities for the three and nine months ended September 30, 2025 and 2024. Excluded from the table above is accrued interest on available-for-sale securities of $289,000 and $16,000 at  September 30, 2025 and December 31, 2024, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on available-for-sale securities for the three and nine months ended September 30, 2025 and 2024. No securities held by the Company were delinquent on contractual payments at  September 30, 2025 and December 31, 2024, nor were any securities placed on non-accrual status for the three and nine months ended September 30, 2025 and 2024.

When securities are sold, the amortized cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of securities during the three and nine months ended September 30, 2025 and 2024.

The aggregate fair value and unrealized losses of available-for-sale securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and have no allowance for credit losses, are as follows as of  September 30, 2025 and December 31, 2024:

		Less than 12 Months		12 Months or Longer		Total
	# of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Holdings	Value	Losses	Value	Losses	Value	Losses
				(Dollars in thousands)
September 30, 2025
Available-for-Sale:
Mortgage-backed securities	1	$—	$—	$1,367	$(3)	$1,367	$(3)
Collateralized mortgage obligations	2	2,853	(42)	—	—	2,853	(42)
Corporate bonds	3	6,094	(83)	—	—	6,094	(83)
Total	6	$8,947	$(125)	$1,367	$(3)	$10,314	$(128)

December 31, 2024
Available-for-Sale:
Mortgage-backed securities	2	$4,126	$(38)	$—	$—	$4,126	$(38)
Collateralized mortgage obligations	1	1,438	(14)	—	—	1,438	(14)
Total	3	$5,564	$(52)	$—	$—	$5,564	$(52)

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Held-to-Maturity Securities

The following table summarizes the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses for held-to-maturity securities at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Held-to-maturity:	Cost	Gains	Losses	Losses	Value
	(in thousands)
September 30, 2025
Mortgage-backed securities	$40,585	$67	$(3,796)	$—	$36,856
Corporate bonds	16,401	245	(274)	—	16,372
U.S. Treasury securities	1,499	2	—	—	1,501
Total held-to-maturity securities	$58,485	$314	$(4,070)	$—	$54,729

December 31, 2024
Debt securities issued by U.S. government-sponsored enterprises	$5,588	$—	$(138)	$—	$5,450
Mortgage-backed securities	44,261	20	(5,334)	—	38,947
Corporate bonds	17,899	192	(471)	—	17,620
U.S. Treasury securities	5,467	21	—	—	5,488
Total held-to-maturity securities	$73,215	$233	$(5,943)	$—	$67,505

The Company measures expected credit losses on held to maturity securities on a collective basis by major security type. Management classifies the held-to maturity portfolio into the following major security types: U.S. Government Sponsored Enterprises, U.S. Treasury, Agency Mortgage-Backed Securities, and Corporate Bonds.

Debt securities issued by U.S. government-sponsored enterprises, U.S. Treasury securities and mortgage-backed securities are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation. The Company's investments in corporate bonds are deemed “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery. Therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three and nine months ended September 30, 2025 and 2024. Excluded from the table above is accrued interest on held to maturity securities of $279,000 and $378,000 at  September 30, 2025 and December 31, 2024, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities for the three and nine months ended September 30, 2025 and 2024. No securities held by the Company were delinquent on contractual payments at  September 30, 2025 and December 31, 2024, nor were any securities placed on non-accrual status for the three and nine months ended September 30, 2025 and 2024.

Held-to-Maturity and Available-for-Sale Securities

The actual maturities of certain available-for-sale or held-to-maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available-for-sale and held-to-maturity securities as of  September 30, 2025 is presented below:

	Available-for-sale	Held-to-maturity
	Fair	Amortized	Fair
	Value	Cost	Value
	(in thousands)
Within 1 year	$—	$10,259	$10,205
After 1 year through 5 years	9,627	11,251	11,323
After 5 years through 10 years	11,286	5,617	5,409
After 10 years	10,107	31,358	27,792
Total	$31,020	$58,485	$54,729

The carrying value of securities pledged to secure advances from the Federal Home Loan Bank of Boston (“FHLBB”) was $53.1 million and $55.5 million as of  September 30, 2025 and December 31, 2024, respectively.

The carrying value of securities pledged to secure advances from the Federal Reserve Bank (“FRB”) was $17.9 million and $16.0 million as of  September 30, 2025 and December 31, 2024, respectively.

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

Loans consisted of the following as of the dates indicated:

	At September 30,		At December 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$454,089	34.5%	$422,841	36.9%
Multi-family	407,413	30.9%	343,970	30.0%
Commercial	311,542	23.7%	228,991	20.0%
Home equity lines of credit and loans	45,871	3.5%	45,154	4.0%
Construction	88,402	6.7%	90,894	7.9%
Other loans:
Commercial	8,195	0.6%	13,844	1.2%
Consumer	854	0.1%	141	0.0%
Total loans, gross	1,316,366	100.0%	1,145,835	100.0%
Less:
Net deferred loan fees	(804)		(502)
Allowance for credit losses	(10,015)		(8,884)
Total loans, net	$1,305,547		$1,136,449

The carrying value of loans pledged to secure advances from the FHLBB were $930.0 million and $744.6 million as of  September 30, 2025 and December 31, 2024, respectively.

The carrying value of loans pledged to secure advances from the FRB were $117.9 million as of  September 30, 2025. There were no loans pledged to the FRB at  December 31, 2024.

The following tables set forth information regarding the allowance for credit losses on loans as of and for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30, 2025
	(in thousands)
	Beginning			Provision	Ending
	Balance	Charge-offs	Recoveries	(benefit)	Balance(1)
Real estate loans:
One-to-four family residential	$2,833	$—	$—	$25	$2,858
Multi-family	2,766	—	—	148	2,914
Commercial	3,118	—	—	4	3,122
Home equity lines of credit and loans	134	—	—	(7)	127
Construction	916	—	—	(12)	904
Other loans:
Commercial	113	—	—	(30)	83
Consumer	6	(1)	—	2	7
Total	$9,886	$(1)	$—	$130	$10,015

	For the nine months ended September 30, 2025
	(in thousands)
	Beginning			(Benefit)	Ending
	Balance	Charge-offs	Recoveries	provision	Balance(1)
Real estate loans:
One-to-four family residential	$2,928	$—	$—	$(70)	$2,858
Multi-family	2,422	—	—	492	2,914
Commercial	2,260	—	—	862	3,122
Home equity lines of credit and loans	118	—	—	9	127
Construction	1,036	—	—	(132)	904
Other loans:
Commercial	119	(81)	—	45	83
Consumer	1	(4)	1	9	7
Total	$8,884	$(85)	$1	$1,215	$10,015

	For the three months ended September 30, 2024
	(in thousands)
	Beginning			Provision	Ending
	Balance	Charge-offs	Recoveries	(benefit)	Balance(1)
Real estate loans:
One-to-four family residential	$3,604	$—	$—	$81	$3,685
Multi-family	1,304	—	—	53	1,357
Commercial	1,740	—	—	95	1,835
Home equity lines of credit and loans	363	—	—	19	382
Construction	1,814	—	—	(211)	1,603
Other loans:
Commercial	199	—	—	6	205
Consumer	1	—	—	—	1
Total	$9,025	$—	$—	$43	$9,068

	For the nine months ended September 30, 2024
	(in thousands)
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance(1)
Real estate loans:
One-to-four family residential	$3,555	$—	$—	$130	$3,685
Multi-family	1,190	—	—	167	1,357
Commercial	1,636	—	—	199	1,835
Home equity lines of credit and loans	321	—	—	61	382
Construction	1,757	—	—	(154)	1,603
Other loans:
Commercial	131	—	—	74	205
Consumer	1	(3)	—	3	1
Total	$8,591	$(3)	$—	$480	$9,068

(1) Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $4.4 million and $3.5 million as of  September 30, 2025 and September 30, 2024.

The following tables show the age analysis of past due loans as of the dates indicated:

							90 days or
			90 Days	Total	Total	Total	more past due	Loans on
	30–59 Days	60–89 Days	or More	Past Due	Current	Loans	and accruing	Non-accrual
	(in thousands)
As of September 30, 2025
Real estate loans:
One-to-four family residential	$55	$—	$—	$55	$454,034	$454,089	$—	$1,106
Multi-family	—	—	—	—	407,413	407,413	—	—
Commercial	—	—	—	—	311,542	311,542	—	—
Home equity lines of credit and loans	154	—	—	154	45,717	45,871	—	43
Construction	—	—	—	—	88,402	88,402	—	—

Other loans:
Commercial	—	—	—	—	8,195	8,195	—	—
Consumer	—	—	—	—	854	854	—	—
	$209	$—	$—	$209	$1,316,157	$1,316,366	$—	$1,149

							90 days or
			90 Days	Total	Total	Total	more past due	Loans on
	30–59 Days	60–89 Days	or More	Past Due	Current	Loans	and accruing	Non-accrual
	(in thousands)
As of December 31, 2024
Real estate loans:
One-to-four family residential	$1,260	$—	$1,077	$2,337	$420,504	$422,841	$—	$1,872
Multi-family	—	—	—	—	343,970	343,970	—	—
Commercial	—	—	—	—	228,991	228,991	—	—
Home equity lines of credit and loans	405	—	85	490	44,664	45,154	—	85
Construction	—	—	—	—	90,894	90,894	—	—

Other loans:
Commercial	—	—	—	—	13,844	13,844	—	—
Consumer	—	—	—	—	141	141	—	—
	$1,665	$—	$1,162	$2,827	$1,143,008	$1,145,835	$—	$1,957

During the three months ended September 30, 2025 and 2024, interest income recognized on nonaccrual loans amounted to $32,000 and $13,000, respectively. During the nine months ended September 30, 2025 and 2024, interest income recognized on nonaccrual loans amounted to $85,000 and $49,000, respectively. The following tables show information regarding nonaccrual loans as of the dates indicated:

				Nine Months Ended
	As of September 30, 2025			September 30, 2025
	With an	Without an
	Allowance for	Allowance for		Interest Income
	Credit Losses	Credit Losses	Total	Recognized
	(in thousands)

Real estate loans:
One-to-four family residential	$—	$1,106	$1,106	$61
Home equity lines of credit and loans	—	43	43	24
Total nonaccrual loans	$—	$1,149	$1,149	$85

				Year Ended
	As of December 31, 2024			December 31, 2024
	With an	Without an
	Allowance for	Allowance for		Interest Income
	Credit Losses	Credit Losses	Total	Recognized
	(in thousands)

Real estate loans:
One-to-four family residential	$—	$1,872	$1,872	$53
Home equity lines of credit and loans	—	85	85	1
Total nonaccrual loans	$—	$1,957	$1,957	$54

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

The following tables detail the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of  September 30, 2025 and December 31, 2024:

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost Basis	to Term	Total
	2025	2024	2023	2022	2021	Prior
	(in thousands)
As of September 30, 2025
One-to-four family residential
Pass	$24,516	$10,882	$13,979	$33,434	$14,336	$14,637	$—	$—	$111,784
Special Mention	—	—	520	—	—	640	—	—	1,160
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	31,302	26,827	43,753	78,376	65,321	95,566	—	—	341,145
Total	$55,818	$37,709	$58,252	$111,810	$79,657	$110,843	$—	$—	$454,089

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$59,425	$27,614	$52,288	$212,438	$28,072	$16,928	$10,648	$—	$407,413
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$59,425	$27,614	$52,288	$212,438	$28,072	$16,928	$10,648	$—	$407,413

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$73,745	$28,492	$37,953	$97,092	$24,450	$42,694	$7,116	$—	$311,542
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$73,745	$28,492	$37,953	$97,092	$24,450	$42,694	$7,116	$—	$311,542

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$—	$197	$319	$—	$—	$—	$5,869	$—	$6,385
Special Mention	—	—	—	—	—	4	90	—	94
Substandard	—	—	—	—	—	—	99	—	99
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	88	172	358	26	3	57	37,977	612	39,293
Total	$88	$369	$677	$26	$3	$61	$44,035	$612	$45,871

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$32,810	$38,098	$13,155	$—	$—	$2,988	$—	$—	$87,051
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	790	561	—	—	—	—	—	—	1,351
Total	$33,600	$38,659	$13,155	$—	$—	$2,988	$—	$—	$88,402

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$227	$4,500	$223	$2,151	$273	$164	$657	$—	$8,195
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$227	$4,500	$223	$2,151	$273	$164	$657	$—	$8,195

Current-period gross charge-offs	$—	$—	$—	$—	$—	$16	$65	$—	$81

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	735	6	9	22	33	4	45	—	854
Total	$735	$6	$9	$22	$33	$4	$45	$—	$854

Current-period gross charge-offs	$4	$—	$—	$—	$—	$—	$—	$—	$4

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost Basis	to Term	Total
	2024	2023	2022	2021	2020	Prior
	(in thousands)
As of December 31, 2024
One-to-four family residential
Pass	$8,351	$12,065	$34,466	$15,123	$3,979	$11,766	$—	$—	$85,750
Special Mention	—	—	—	—	636	771	—	—	1,407
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	30,905	46,491	84,245	68,818	48,728	56,497	—	—	335,684
Total	$39,256	$58,556	$118,711	$83,941	$53,343	$69,034	$—	$—	$422,841

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$24,006	$55,612	$201,562	$35,315	$8,611	$8,792	$10,072	$—	$343,970
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$24,006	$55,612	$201,562	$35,315	$8,611	$8,792	$10,072	$—	$343,970

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$28,614	$40,935	$82,054	$25,215	$15,447	$32,071	$4,655	$—	$228,991
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$28,614	$40,935	$82,054	$25,215	$15,447	$32,071	$4,655	$—	$228,991

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$199	$323	$—	$—	$—	$—	$8,083	$—	$8,605
Special Mention	—	—	—	—	—	10	322	—	332
Substandard	—	—	—	—	—	—	99	—	99
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	176	382	27	7	—	71	34,618	837	36,118
Total	$375	$705	$27	$7	$—	$81	$43,122	$837	$45,154

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$30,986	$19,398	$32,483	$2,493	$—	$2,988	$—	$—	$88,348
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	1,116	1,430	—	—	—	—	—	—	2,546
Total	$32,102	$20,828	$32,483	$2,493	$—	$2,988	$—	$—	$90,894

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$4,501	$4,410	$2,597	$340	$—	$195	$1,801	$—	$13,844
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$4,501	$4,410	$2,597	$340	$—	$195	$1,801	$—	$13,844

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	7	16	29	39	—	6	44	—	141
Total	$7	$16	$29	$39	$—	$6	$44	$—	$141

Current-period gross charge-offs	$4	$—	$—	$—	$—	$—	$—	$—	$4

(1) All loans not formally rated were accruing as of September 30, 2025. Loans not formally rated includes non-accrual loans of $526,000 as of  December 31, 2024.

At September 30, 2025, the Company had no consumer mortgage loans secured by residential real estate property in the process of foreclosure. At December 31, 2024, the Company had one consumer mortgage loan secured by residential real estate property in the process of foreclosure for $335,000.

For the three and nine months ended September 30, 2025 and 2024, the Company did not provide loan restructurings involving borrowers that are experiencing financial difficulty.

NOTE 5 - STOCK-BASED COMPENSATION

On September 7, 2023, the Company adopted the ECB Bancorp, Inc. 2023 Equity Incentive Plan ("2023 Equity Plan”). The 2023 Equity Plan authorizes 1,248,133 shares of common stock for equity based compensation awards including restricted stock awards, restricted stock units and stock options, including incentive stock options.

The following table summarizes the Company's stock option activities for the periods indicated:

	Three months ended September 30, 2025				Nine months ended September 30, 2025
	Outstanding and exercisable		Non-vested		Outstanding and exercisable		Non-vested
		Weighted-Average		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Balance at beginning of period	146,962	$10.45	587,847	$10.45	146,962	$10.45	611,175	$10.50
Granted	—	—	—	—	—	—	—	—
Vested	29,160	11.80	(29,160)	11.80	29,160	11.80	(29,160)	11.80
Exercised	(5,832)	11.80	—	—	(5,832)	11.80	—	—
Forfeited	—	—	—	—	—	—	(23,328)	11.80
Balance at end of period	170,290	$10.64	558,687	$10.38	170,290	$10.64	558,687	$10.38

	Three months ended September 30, 2024				Nine months ended September 30, 2024
	Outstanding and exercisable		Non-vested		Outstanding and exercisable		Non-vested
		Weighted-Average		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Balance at beginning of period	—	$—	763,969	$10.50	—	$—	763,969	$10.50
Granted	—	—	—	—	—	—	—	—
Vested	34,992	11.80	(34,992)	11.80	34,992	11.80	(34,992)	11.80
Exercised	—	—	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—
Balance at end of period	34,992	$11.80	728,977	$10.44	34,992	$11.80	728,977	$10.44

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

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Number of Shares	Per Share	Number of Shares	Per Share
Balance at beginning of period	236,435	$10.46	245,766	$10.51
Granted	—	—	—	—
Vested	(11,864)	11.82	(11,864)	11.82
Forfeited	—	—	(9,331)	11.80
Balance at end of period	224,571	$10.39	224,571	$10.39

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Number of Shares	Per Share	Number of Shares	Per Share
Balance at beginning of period	305,957	$10.50	305,957	$10.50
Granted	1,000	13.00	1,000	13.00
Vested	(13,997)	11.80	(13,997)	11.80
Forfeited	—	—	—	—
Balance at end of period	292,960	$10.45	292,960	$10.45

The following table represents the compensation expense and income tax benefits recognized for stock options and restricted stock awards for the periods indicated:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)		(in thousands)
Stock-based compensation expense
Stock options	$159	$166	$464	$495
Restricted stock awards	156	162	453	482
Total stock-based compensation expense	$315	$328	$917	$977
Related tax benefits recognized in earnings	$80	$71	$208	$211

The following table sets forth the total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized as of the periods indicated:

	September 30, 2025		December 31, 2024
		Weighted average		Weighted average
	Amount	period	Amount	period
	(Dollars in thousands)
Stock options	$1,927	3.06	$2,501	3.80
Restricted stock awards	1,886	3.06	2,449	3.80
Total	$3,813		$4,950

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for  September 30, 2025 and December 31, 2024.

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

As of  September 30, 2025 and December 31, 2024, the following summarizes assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
		(in thousands)
September 30, 2025
Assets:
Available-for-sale securities
Mortgage-backed securities	$6,564	$—	$6,564	$—
Collateralized mortgage obligation	9,090	—	9,090	—
Corporate bonds	15,366	—	15,366	—
Total assets measured at fair value on a recurring basis	$31,020	$—	$31,020	$—

Liabilities:
Derivative instruments	$1,805	$—	$1,805	$—
Total liabilities measured at fair value on a recurring basis	$1,805	$—	$1,805	$—

December 31, 2024
Assets:
Available-for-sale securities
Mortgage-backed securities	$4,126	$—	$4,126	$—
Collateralized mortgage obligation	1,438	—	1,438	—
Corporate bonds	1,000	—	1,000	—
Derivative instruments	557	—	557	—
Total assets measured at fair value on a recurring basis	$7,121	$—	$7,121	$—

Liabilities:
Derivative instruments	$173	$—	$173	$—
Total liabilities measured at fair value on a recurring basis	$173	$—	$173	$—

Under certain circumstances, the Company makes fair value adjustments to its assets and liabilities although they are not measured at fair value on a recurring basis.

As of  September 30, 2025 and December 31, 2024, the Bank had no assets or liabilities for which a nonrecurring change in fair value had been recorded.

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

	September 30, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$102,620	$102,620	$102,620	$—	$—
Held-to-maturity securities	58,485	54,729	—	54,729	—
Federal Home Loan Bank stock	11,102	11,102	—	11,102	—
Loans, net	1,305,547	1,267,060	—	—	1,267,060
Accrued interest receivable	5,251	5,251	$5,251	—	—

Financial liabilities:
Deposits, other than certificates of deposit	$409,231	$409,231	$—	$409,231	$—
Certificates of deposit	699,374	701,051	—	701,051	—
Federal Home Loan Bank advances	259,815	261,272	—	261,272	—
Accrued interest payable	1,647	1,647	1,647	—	—

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$157,617	$157,617	$157,617	$—	$—
Interest-bearing time deposits	100	100	—	100	—
Held-to-maturity securities	73,215	67,505	—	67,505	—
Federal Home Loan Bank stock	10,000	10,000	—	10,000	—
Loans, net	1,136,449	1,079,916	—	—	1,079,916
Accrued interest receivable	4,015	4,015	4,015	—	—

Financial liabilities:
Deposits, other than certificates of deposit	$393,018	$393,018	$—	$393,018	$—
Certificates of deposit	605,515	606,387	—	606,387	—
Federal Home Loan Bank advances	234,000	232,027	—	232,027	—
Accrued interest payable	2,207	2,207	2,207	—	—

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of  September 30, 2025 and December 31, 2024, the maximum potential amount of the Company’s obligation was $50,000, for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Amounts of financial instruments whose contract amounts represent off-balance sheet credit risk are as follows as of  September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)

Commitments to originate loans	$42,219	$21,542
Unadvanced funds on lines of credit	90,372	80,156
Unadvanced funds on construction loans	55,135	54,636
Letters of credit	50	50
	$187,776	$156,384

The Company accrues for credit losses related on off-balance sheet financial instruments. Expected losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for credit losses on loans, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $712,000 and $634,000 as of  September 30, 2025 and December 31, 2024, respectively. For the three and nine months ended September 30, 2025, the provision recorded for off-balance sheet commitment was $53,000 and $78,000, respectively. For the three and nine months ended September 30, 2024, the provision recorded for off-balance sheet commitment was $4,000 and $5,000, respectively.

NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Available-for-sale securities:
Change in fair value of available-for-sale securities	$242	$(12)	$263	$(15)
Reclassification adjustment for realized gains in net income	—	—	—	—
Total	242	(12)	263	(15)
Income tax (expense) benefit	(65)	3	(69)	3
Net-of-tax amount	177	(9)	194	(12)

Cash flow hedges:
Change in fair value of cash flow hedges	$55	$(1,615)	$(1,779)	$(639)
Reclassification adjustment for cash flow hedge gains into net income	(170)	(232)	(410)	(611)
Total	(115)	(1,847)	(2,189)	(1,250)
Income tax benefit	32	519	615	352
Net-of-tax amount	(83)	(1,328)	(1,574)	(898)

Other comprehensive income (loss), net of tax	$94	$(1,337)	$(1,380)	$(910)

Accumulated other comprehensive (loss) income as of  September 30, 2025 and  December 31, 2024 consists of unrecognized benefit costs, net of taxes, unrealized holding gains (losses) on securities available for sale, net of tax, and fair value of cash flow hedges, net of tax as follows:

	As of September 30, 2025	As of December 31, 2024
	(in thousands)
Net unrealized holding gain (loss) on securities available-for-sale, net of tax	$154	$(40)
Unrecognized SERP gain, net of tax	70	70
Unrecognized DFCP gain, net of tax	75	75
Fair value of cash flow hedges, net of tax	(1,297)	277

Accumulated other comprehensive (loss) income	$(998)	$382

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

Management believes, as of September 30, 2025, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2025, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of the dates indicated:

			Minimum For Capital		Minimum To Be Well
			Adequacy Purposes		Capitalized Under
			Plus Capital		Prompt Corrective
	Actual		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of September 30, 2025
Total Capital (to Risk Weighted Assets)	$162,359	14.68%	$116,125	10.50%	$110,595	10.00%
Tier 1 Capital (to Risk Weighted Assets)	151,631	13.71%	94,006	8.50%	88,476	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	151,631	13.71%	77,417	7.00%	71,887	6.50%
Tier 1 Capital (to Average Assets)	151,631	9.85%	61,569	4.00%	76,961	5.00%

As of December 31, 2024
Total Capital (to Risk Weighted Assets)	$154,753	16.58%	$98,010	10.50%	$93,343	10.00%
Tier 1 Capital (to Risk Weighted Assets)	145,235	15.56%	79,342	8.50%	74,675	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	145,235	15.56%	65,340	7.00%	60,673	6.50%
Tier 1 Capital (to Average Assets)	145,235	10.47%	55,479	4.00%	69,349	5.00%

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net income allocated to common stock	$2,439	$1,133	$5,176	$2,545

Weighted-average common shares outstanding used to calculate basic earnings per common share	8,023,681	8,240,602	8,129,358	8,268,550
Add: Dilutive effect of restricted stock awards	112,728	103,134	100,444	85,620
Add: Dilutive effect of stock options	138,097	—	99,089	—
Weighted-average common shares outstanding used to calculate diluted earnings per common share	8,274,506	8,343,736	8,328,891	8,354,170

Earnings per common share
Basic	$0.30	$0.14	$0.64	$0.31
Diluted	$0.29	$0.14	$0.62	$0.30

For the three and nine months ended September 30, 2025, there were no anti-dilutive shares. For the three and nine months ended September 30, 2024, the shares that were anti-dilutive, and therefore excluded from the calculation of diluted earnings per share, included options to purchase 763,969 shares of common stock.

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

Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives that are designated as and that qualify as cash flow hedges are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a quantitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially, and continue to be, highly effective at September 30, 2025.

The following table reflects the Company's derivative position at the date indicated below for the interest rate swaps:

	As of September 30, 2025	As of December 31, 2024
	(Dollars in thousands)
Notional amount	$120,000	$60,000
Weighted-average pay rate	3.79%	3.80%
Weighted-average receive rate	4.36%	4.49%
Weighted-average maturity in years	3.49	3.74

The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of the dates indicated:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
September 30, 2025	(in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$—	Other liabilities	$(1,805)
Total		$—		$(1,805)
December 31, 2024
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$557	Other liabilities	$(173)
Total		$557		$(173)

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $228,000 to be reclassified as an increase to interest expense from OCI related to the Company’s cash flow hedges in the twelve months following September 30, 2025. This reclassification is due to anticipated payments that will be paid to counterparty on the swaps based upon the forward curve at September 30, 2025.

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 4.7 years.

The pre-tax effects of cash flow hedges on accumulated other comprehensive income and current earnings for the period indicated are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Interest rate swaps
Amount of loss recognized in OCI on derivatives	$(115)	$(1,847)	$(2,189)	$(1,250)
Gain reclassified from OCI into interest expense	$170	$232	$410	$611

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty not secured by variation margin plus any initial margin collateral posted. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. As of September 30, 2025, the Company has pledged cash collateral to a derivative counterparty totaling $3.4 million. The Company may need to post additional collateral or may receive additional collateral in the future in proportion to potential changes in the overall unrealized gain or loss position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at September 30, 2025 compared to December 31, 2024 and results of operations for the three and nine months ended September 30, 2025 and 2024 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting estimates. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total Assets. Total assets were $1.55 billion at September 30, 2025, as compared to $1.42 billion at December 31, 2024, or an increase of $134.5 million, or 9.5%.

Cash and Cash Equivalents. Cash and cash equivalents were $102.6 million at September 30, 2025, as compared to $157.6 million at December 31, 2024, or a decrease of $55.0 million, or 34.9%. The decrease in cash and cash equivalents was driven by growth in both loans and investments that in aggregate, was greater than our growth in deposits and borrowings.

Interest Bearing Time Deposits. Interest bearing time deposits were $8.0 million at September 30, 2025, as compared to $100,000 at December 31, 2024, or an increase of $7.9 million. This increase was due to purchases of new interest bearing time deposits.

Investment Securities Available for Sale. Investments in securities available for sale were $31.0 million at September 30, 2025, as compared to $6.6 million at December 31, 2024, or an increase of $24.5 million, or 372.6%. This increase was due to purchases of new securities.

Investment Securities Held to Maturity. Investments in securities held to maturity were $58.5 million at September 30, 2025, as compared to $73.2 million at December 31, 2024, or a $14.7 million, or 20.1%, decrease. This decrease was due to maturities and principal paydowns of securities.

Loans. Total gross loans were $1.32 billion at September 30, 2025, as compared to $1.15 billion at December 31, 2024, or an increase of $170.5 million, or 14.9%.

●	Commercial real estate loans increased $82.6 million, or 36%, to $311.5 million at September 30, 2025 from $229.0 million at December 31, 2024.

●	Multi-family real estate loans increased $63.4 million, or 18.4%, to $407.4 million at September 30, 2025 from $344.0 million at December 31, 2024.

●	Residential real estate loans increased $31.2 million, or 7.4%, to $454.1 million at September 30, 2025, from $422.8 million at December 31, 2024.

●	Home equity lines of credit increased $717,000, or 1.6%, to $45.9 million at September 30, 2025, from $45.2 million at December 31, 2024.

●	Consumer loans increased $713,000, or 505.7%, to $854,000 at September 30, 2025, from $141,000 at December 31, 2024.

●	Construction loans decreased $2.5 million, or 2.7%, to $88.4 million at September 30, 2025 from $90.9 million at December 31, 2024.

●	Commercial loans decreased $5.6 million, or 40.8%, to $8.2 million at September 30, 2025 from $13.8 million at December 31, 2024.

Federal Home Loan Bank stock. The Federal Home Loan Bank (FHLB) is a cooperative bank that provides services to its member banking institutions. The primary reason for our membership in the FHLB is to gain access to a reliable source of wholesale funding and as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. We purchase and/or are subject to redemption of FHLB stock proportional to the volume of funding received and view the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. We held an investment in FHLB stock of $11.1 million and $10.0 million at September 30, 2025 and December 31, 2024, respectively. Accordingly, the increase in the FHLB stock is due to increased borrowings.

Bank-owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Bank-owned life insurance increased $354,000, or 2.4%, to $15.3 million at September 30, 2025 from $14.9 million at December 31, 2024. The increase was due to an increase of $354,000 in the cash surrender value of our bank-owned life insurance portfolio during the nine months ended September 30, 2025.

Deposits. Total deposits were $1.11 billion at September 30, 2025, as compared to $998.5 million at December 31, 2024, or an increase of $110.1 million, or 11.0%.

●	Certificates of deposit increased $93.9 million, or 15.5%, to $699.4 million at September 30, 2025 from $605.5 million at December 31, 2024.

●	Money market deposit accounts increased $32.5 million, or 17.6%, to $217.1 million at September 30, 2025 from $184.6 million at December 31, 2024.

●	Demand deposit accounts decreased $199,000, or 0.2%, to $84.8 million at September 30, 2025 from $85.0 million at December 31, 2024.

●	Interest bearing checking accounts decreased $2.4 million, or 11.6%, to $18.2 million at September 30, 2025 from $20.5 million at December 31, 2024.

●	Savings accounts decreased $13.7 million, or 13.4%, to $89.2 million at September 30, 2025 from $102.9 million at December 31, 2024.

Core deposits (defined as all deposits other than certificates of deposit) increased $16.2 million, or 4.1%, to $409.2 million at September 30, 2025 from $393.0 million at December 31, 2024.

Federal Home Loan Bank Advances. FHLB advances increased $25.8 million, or 11.0%, to $259.8 million at September 30, 2025 from $234.0 million at December 31, 2024. The increase in FHLB advances was used primarily to fund loan growth.

Shareholders' Equity. Total shareholders' equity increased $1.0 million, or 0.6%, to $169.3 million as of September 30, 2025 from $168.3 million as of December 31, 2024. This increase is primarily the result of earnings of $5.2 million. Partially offsetting the increase from earnings were decreases in additional paid-in capital ("APIC") and accumulated other comprehensive income ("AOCI") of $3.0 million and $1.4 million, respectively. The decrease in APIC was driven by $4.1 million in shares repurchased under our share repurchase plan, partially offset by an increase in APIC of $1.1 million related to stock-based compensation and ESOP shares committed to be released. The decrease in AOCI was driven by a decrease in the fair value of cash flow hedges. Our book value per share increased by $0.68 to $19.18 at September 30, 2025 from $18.50 at December 31, 2024.

Comparison of Operating Results for the Three Months Ended September 30, 2025 and September 30, 2024

Net Income. We recorded net income of $2.4 million for the three months ended September 30, 2025, compared to net income of $1.1 million for the three months ended September 30, 2024, or an increase of $1.3 million, or 115.3% in net income.

Interest and Dividend Income. Interest and dividend income increased $3.3 million, or 19.0%, to $20.4 million for the three months ended September 30, 2025 from $17.2 million for the three months ended September 30, 2024. This increase was driven by a $3.3 million increase in interest and fees on loans and a $229,000 increase in interest and dividends on investment securities, partially offset by a $297,000 decrease in interest on short term investments. The increase in interest and fees on loans was driven by an increase of $181.6 million in the average balance of the loan portfolio to $1.30 billion for the three months ended September 30, 2025 from $1.12 billion for the three months ended September 30, 2024, as well as an increase in the average yield of 26 basis points to 5.53% during the three months ended September 30, 2025 from 5.27% during the three months ended September 30, 2024. The yield for the three months ended September 30, 2025 benefited primarily from new loans with higher rates. The increase in interest and dividend income on investment securities was driven by an increase in the yield on securities of 88 basis points to 3.88% during the three months ended September 30, 2025 from 3.00% during the three months ended September 30, 2024 as well as an increase of $6.7 million in the average balance of the investment portfolio to $86.4 million for the three months ended September 30, 2025 from $79.7 million for the three months ended September 30, 2024. The decrease in interest income on short term investments was driven by a decrease in the yield on short term investments of 101 basis points to 4.40% during the three months ended September 30, 2025 from 5.41% during the three months ended September 30, 2024 as well as a decrease of $1.8 million in the average balance of short term investments to $108.7 million for the three months ended September 30, 2025 from $110.5 million for the three months ended September 30, 2024.

Average interest-earning assets increased $188.9 million to $1.50 billion for the three months ended September 30, 2025 from $1.31 billion for the three months ended September 30, 2024. The yield on interest-earning assets increased 21 basis points to 5.35% for the three months ended September 30, 2025 from 5.14% for the three months ended September 30, 2024.

Interest Expense. Total interest expense increased $1.1 million, or 10.1%, to $12.0 million for the three months ended September 30, 2025 from $10.9 million for the three months ended September 30, 2024. Interest expense on deposit accounts increased $753,000, or 8.6%, to $9.5 million for the three months ended September 30, 2025 from $8.8 million for the three months ended September 30, 2024, due to an increase in the average balance of interest-bearing deposits of $144.0 million, or 16.4%, to $1.02 billion for the three months ended September 30, 2025 from $879.2 million for the three months ended September 30, 2024, partially offset by a decrease in the cost of interest bearing deposits of 28 basis points to 3.70% for the three months ended September 30, 2025 from 3.98% for the three months ended September 30, 2024. Interest expense on FHLB advances increased $344,000, or 16.6%, to $2.4 million for the three months ended September 30, 2025 from $2.1 million for the three months ended September 30, 2024, due to an increase in the average balance of FHLB advances of $35.4 million, or 17.0%, to $243.7 million for the three months ended September 30, 2025 from $208.2 million for the three months ended September 30, 2024, partially offset by a decrease in the cost of FHLB advances of 2 basis points to 3.93% for the three months ended September 30, 2025 from 3.95% for the three months ended September 30, 2024.

Net Interest and Dividend Income. Net interest and dividend income increased $2.2 million, or 34.4%, to $8.5 million for the three months ended September 30, 2025 from $6.3 million for the three months ended September 30, 2024. This increase was driven by increases in the average balance and yields on loans as well as a decrease in the cost of interest bearing liabilities. The resulting net interest margin expanded by 34 basis points to 2.19% for the three months ended September 30, 2025 as compared to 1.85% for the three months ended September 30, 2024.

Provision for Credit Losses. The provision for credit losses was $183,000 for the quarter ended September 30, 2025 as compared to $46,000 for the quarter ended September 30, 2024. The increase in the provision for credit losses was driven by greater loan growth in the quarter ended September 30, 2025 than in the quarter ended September 30, 2024.

Noninterest Income. Noninterest income was $341,000 for the three months ended September 30, 2025, as compared to $304,000 for the three months ended September 30, 2024, or an increase of $37,000, or 12.2%. The table below sets forth our noninterest income for three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Customer service fees	$147	$142	$5	3.5%
Income from bank-owned life insurance	121	119	2	1.7
Net gain on sales of loans	55	27	28	103.7
Other income	18	16	2	12.5
Total noninterest income	$341	$304	$37	12.2%

Noninterest Expense. Noninterest expense was $5.4 million for the three months ended September 30, 2025 as compared to $5.0 million for the three months ended September 30, 2024, or an increase of $347,000, or 6.9%. The table below sets forth our noninterest expense for three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,373	$3,202	$171	5.3%
Director compensation	204	209	(5)	(2.4)
Occupancy and equipment	254	250	4	1.6
Data processing	331	288	43	14.9
Computer software and licensing fees	116	109	7	6.4
Advertising and promotions	172	159	13	8.2
Professional fees	298	240	58	24.2
FDIC deposit insurance	237	189	48	25.4
Other expense	373	365	8	2.2
Total noninterest expense	$5,358	$5,011	$347	6.9%

Income Tax Expense. Income tax expense increased $412,000, or 101.7%, to $817,000 for the three months ended September 30, 2025 from $405,000 for the three months ended September 30, 2024. The effective tax rate was 25.1% and 26.3% for the three months ended September 30, 2025 and 2024, respectively.

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

	For the Three Months Ended September 30,
	2025			2024
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(5)	Balance	Interest	Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,302,904	$18,153	5.53%	$1,121,335	$14,849	5.27%
Securities (1)	86,398	844	3.88	79,700	601	3.00
Short term investments	108,653	1,204	4.40	110,497	1,501	5.41
Interest-bearing time deposits	2,548	28	4.36	115	2	5.45
Total interest-earning assets	1,500,503	20,229	5.35%	1,311,647	16,953	5.14%
Non-interest-earning assets	39,057			33,278
Total assets	$1,539,560			$1,344,925

Interest-bearing liabilities:
Checking accounts	18,226	4	0.09%	18,301	3	0.07%
Savings accounts	91,144	481	2.09	108,303	764	2.81
Money market accounts	217,543	1,846	3.37	160,517	1,467	3.64
Certificates of deposit	696,263	7,217	4.11	592,074	6,561	4.41
Total interest-bearing deposits	1,023,176	9,548	3.70	879,195	8,795	3.98
Federal Home Loan Bank advances	243,673	2,413	3.93	208,239	2,069	3.95
Total interest-bearing liabilities	1,266,849	11,961	3.75%	1,087,434	10,864	3.97%
Non-interest-bearing demand deposits	89,252			77,801
Non-interest-bearing liabilities	14,165			12,528
Total liabilities	1,370,266			1,177,763
Shareholders' Equity	169,294			167,162
Total liabilities and shareholders' equity	$1,539,560			$1,344,925

Net interest income		$8,268			$6,089
Net interest rate spread (2)			1.60%			1.17%
Net interest-earning assets (3)	$233,654			$224,213
Net interest margin (4)			2.19%			1.85%

Average interest-earning assets to interest-bearing liabilities	118.44%			120.62%

(1) Excludes interest and dividends on cost method investments of $188,000 and $202,000 for the three months ended September 30, 2025 and 2024, respectively.

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

	Three Months Ended September 30, 2025 vs. 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$2,533	$771	$3,304
Securities	54	189	243
Short term investments	(24)	(273)	(297)
Interest-bearing time deposits	27	(1)	26
Total interest-earning assets	$2,590	$686	$3,276

Interest-bearing liabilities:
Checking accounts	$—	$1	$1
Savings accounts	(109)	(174)	(283)
Money market accounts	494	(115)	379
Certificates of deposit	1,115	(459)	656
Total interest-bearing deposits	1,500	(747)	753
Federal Home Loan Bank advances	356	(12)	344
Total interest-bearing liabilities	$1,856	$(759)	$1,097

Change in net interest income	$734	$1,445	$2,179

Comparison of Operating Results for the Nine Months Ended September 30, 2025 and September 30, 2024

Net Income. We recorded net income of $5.2 million for the nine months ended September 30, 2025, compared to net income of $2.5 million for the nine months ended September 30, 2024, an increase of $2.6 million, or 103.4% in net income.

Interest and Dividend Income. Interest and dividend income increased $7.9 million, or 16.1%, to $57.1 million for the nine months ended September 30, 2025 from $49.2 million for the nine months ended September 30, 2024. This increase was driven by a $7.7 million increase in interest and fees on loans and a $533,000 increase in interest and dividends on investment securities, partially offset by a $344,000 decrease in interest on short term investments. The increase in interest and fees on loans was driven by an increase of $143.4 million in the average balance of the loan portfolio to $1.24 billion for the nine months ended September 30, 2025 from $1.09 billion for the nine months ended September 30, 2024, as well as an increase in the average yield of 24 basis points to 5.43% during the nine months ended September 30, 2025 from 5.19% during the nine months ended September 30, 2024. The yield for the nine months ended September 30, 2025 benefited primarily from new loans with higher rates. The increase in interest and dividend income on investment securities was driven by an increase in the yield on securities of 78 basis points to 3.66% during the nine months ended September 30, 2025 from 2.88% during the nine months ended September 30, 2024. The decrease in interest income on short term investments was driven by a decrease in the yield on short term investments of 103 basis points to 4.42% during the nine months ended September 30, 2025 from 5.45% during the nine months ended September 30, 2024, partially offset by an increase of $14.9 million in the average balance of short term investments to $123.1 million for the nine months ended September 30, 2025 from $108.2 million for the nine months ended September 30, 2024.

Average interest-earning assets increased $164.3 million to $1.44 billion for the nine months ended September 30, 2025 from $1.28 billion for the nine months ended September 30, 2024. The yield on interest-earning assets increased 17 basis points to 5.24% for the nine months ended September 30, 2025 from 5.07% for the nine months ended September 30, 2024.

Interest Expense. Total interest expense increased $3.3 million, or 10.8%, to $34.4 million for the nine months ended September 30, 2025 from $31.0 million for the nine months ended September 30, 2024. Interest expense on deposit accounts increased $3.1 million, or 12.5%, to $27.5 million for the nine months ended September 30, 2025 from $24.5 million for the nine months ended September 30, 2024, due to an increase in the average balance of interest-bearing deposits of $143.1 million, or 17.1%, to $982.6 million for the nine months ended September 30, 2025 from $839.4 million for the nine months ended September 30, 2024, partially offset by a decrease in the cost of interest bearing deposits of 15 basis points to 3.75% for the nine months ended September 30, 2025 from 3.90% for the nine months ended September 30, 2024. Interest expense on FHLB advances increased $297,000, or 4.5%, to $6.8 million for the nine months ended September 30, 2025 from $6.6 million for the nine months ended September 30, 2024, due to an increase the average balance of FHLB advances of $12.9 million, or 5.9%, to $232.4 million for the nine months ended September 30, 2025 from $219.5 million for the nine months ended September 30, 2024, partially offset by a decrease in the cost of FHLB advances of 5 basis points to 3.94% for the nine months ended September 30, 2025 from 3.99% for the nine months ended September 30, 2024.

Net Interest and Dividend Income. Net interest and dividend income increased $4.6 million, or 25.0%, to $22.8 million for the nine months ended September 30, 2025 from $18.2 million for the nine months ended September 30, 2024. This increase was primarily due to increases in the average balance and yields on loans and investment securities as well as a decrease in the cost of interest bearing liabilities. The resulting net interest margin expanded by 23 basis points to 2.06% for the nine months ended September 30, 2025 as compared to 1.83% for the nine months ended September 30, 2024.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the provision for credit losses was $1.3 million for the nine months ended September 30, 2025, as compared to $485,000 for the nine months ended September 30, 2024. The increase in the provision for credit losses was driven by greater loan growth in the nine months ended September 30, 2025 than in the nine months ended September 30, 2024.

Noninterest Income. Noninterest income was $966,000 for the nine months ended September 30, 2025, as compared to $898,000 for the nine months ended September 30, 2024, or an increase of $68,000, or 7.6%. The table below sets forth our noninterest income for nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Customer service fees	$441	$426	$15	3.5%
Income from bank-owned life insurance	354	353	1	0.3
Net gain on sales of loans	98	80	18	22.5
Other income	73	39	34	87.2
Total noninterest income	$966	$898	$68	7.6%

Noninterest Expense. Noninterest expense was $15.5 million for the nine months ended September 30, 2025 and $15.2 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the Company recognized $236,000 in Employee Retention Tax Credits (ERTC) in the form of refunds of certain federal employment taxes that are authorized and established under the CARES Act. The amount was recorded as a reduction to salaries and employee benefits expenses. The table below sets forth our noninterest expense for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$9,645	$9,643	$2	0.0%
Director compensation	593	626	(33)	(5.3)
Occupancy and equipment	796	788	8	1.0
Data processing	956	883	73	8.3
Computer software and licensing fees	330	318	12	3.8
Advertising and promotions	493	396	97	24.5
Professional fees	872	831	41	4.9
FDIC deposit insurance	638	561	77	13.7
Other expense	1,223	1,140	83	7.3
Total noninterest expense	$15,546	$15,186	$360	2.4%

Income Tax Expense. Income tax expense increased $829,000, or 93.5%, to $1.7 million for the nine months ended September 30, 2025 from $887,000 for the nine months ended September 30, 2024. The effective tax rate was 24.9% and 25.8% for the nine months ended September 30, 2025 and 2024, respectively.

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

	For the Nine Months Ended September 30,
	2025			2024
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(5)	Balance	Interest	Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,235,613	$50,158	5.43%	$1,092,216	$42,468	5.19%
Securities (1)	85,141	2,328	3.66	79,974	1,722	2.88
Short term investments	123,099	4,074	4.42	108,233	4,418	5.45
Interest-bearing time deposits	905	30	4.43	39	2	5.40
Total interest-earning assets	1,444,758	56,590	5.24%	1,280,462	48,610	5.07%
Non-interest-earning assets	38,460			33,962
Total assets	$1,483,218			$1,314,424

Interest-bearing liabilities:
Checking accounts	18,516	12	0.09%	18,904	11	0.08%
Savings accounts	94,154	1,474	2.09	114,655	2,426	2.83
Money market accounts	205,323	5,169	3.37	152,526	4,114	3.60
Certificates of deposit	664,558	20,874	4.20	553,329	17,928	4.33
Total interest-bearing deposits	982,551	27,529	3.75	839,414	24,479	3.90
Federal Home Loan Bank advances	232,384	6,847	3.94	219,474	6,550	3.99
Total interest-bearing liabilities	1,214,935	34,376	3.78%	1,058,888	31,029	3.91%
Non-interest-bearing demand deposits	84,818			76,610
Non-interest-bearing liabilities	14,138			12,202
Total liabilities	1,313,891			1,147,700
Shareholders' Equity	169,327			166,724
Total liabilities and shareholders' equity	$1,483,218			$1,314,424

Net interest income		$22,214			$17,581
Net interest rate spread (2)			1.45%			1.16%
Net interest-earning assets (3)	$229,823			$221,574
Net interest margin (4)			2.06%			1.83%

Average interest-earning assets to interest-bearing liabilities	118.92%			120.93%

(1) Excludes interest and dividends on cost method investments of $551,000 and $624,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

	Nine Months Ended September 30, 2025 vs. 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$5,728	$1,962	$7,690
Securities	117	489	606
Short term investments	556	(900)	(344)
Interest-bearing time deposits	28	—	28
Total interest-earning assets	$6,429	$1,551	$7,980

Interest-bearing liabilities:
Checking accounts	$—	$1	$1
Savings accounts	(388)	(564)	(952)
Money market accounts	1,341	(286)	1,055
Certificates of deposit	3,493	(547)	2,946
Total interest-bearing deposits	4,446	(1,396)	3,050
Federal Home Loan Bank advances	376	(79)	297
Total interest-bearing liabilities	$4,822	$(1,475)	$3,347

Change in net interest income	$1,607	$3,026	$4,633

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of loans and securities. We are also able to borrow from the Federal Home Loan Bank of Boston, the Federal Reserve Bank and the Atlantic Community Bankers Bank. At September 30, 2025, we had outstanding advances of $259.8 million from the Federal Home Loan Bank. At September 30, 2025, we had unused borrowing capacity of $424.5 million with the Federal Home Loan Bank, $66.6 million with the Federal Reserve Bank and $15.0 million with the Atlantic Community Bankers Bank.

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

At September 30, 2025, we had $42.2 million in loan commitments outstanding. In addition to commitments to originate loans, we had $90.4 million in unused lines of credit to borrowers and $55.1 million in unadvanced construction loans.

Non brokered certificates of deposit due within one year of September 30, 2025 totaled $428.9 million, or 38.7%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2026, or on our savings and money market accounts.

We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2025.

Our primary investing activity is originating loans. During the nine months ended September 30, 2025 and the year ended December 31, 2024, we originated $226.7 million and $160.4 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced net increases in deposits of $110.1 million and $130.3 million for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, the level of brokered time deposits was $133.9 million and $125.6 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. At September 30, 2025 and December 31, 2024, the level of FHLB advances was $259.8 million and $234.0 million, respectively.

For additional information, see the consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

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

At September 30, 2025, Everett Co-operative Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 9 of the notes to consolidated financial statements.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 10, 2023, the Company announced the commencement of a stock repurchase program to acquire up to 458,762 shares, or 5% of the Company’s then outstanding common stock. On April 11, 2025, the Company completed the stock repurchase plan. On May 8, 2025, the Company announced an additional stock repurchase plan that authorizes the Company to repurchase up to 451,092 shares, or approximately 5%, of the Company's then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company. The following table sets forth the information regarding the Company's common stock repurchase activities during the three months ended September 30, 2025:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That May
	Total Number of	Average Price	as Part of Publicly	Yet Be Purchased
	Shares Purchased	Paid Per Share	Announced Programs	Under the Programs

From July 1, 2025 to July 31, 2025	87,143	$16.00	87,143	292,557
From August 1, 2025 to August 31, 2025	17,943	$15.88	17,943	274,614
From September 1, 2025 to September 30, 2025	17,597	$16.14	17,597	257,017
Total	122,683	$16.00	122,683

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as that term is used in SEC regulations.

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

ECB BANCORP, INC.

Date: November 7, 2025	/s/Richard J. O'Neil, Jr.
Richard J. O’Neil, Jr.
President and Chief Executive Officer

Date: November 7, 2025	/s/Brandon N. Lavertu
Brandon N. Lavertu
Executive Vice President and Chief Financial Officer