Form 10-K
period 2025-12-31
ECB Bancorp, Inc. /MD/
filed 2026-03-25
CIK 1914605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the year ended December 31, 2025.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2025 of $15.44, was approximately $112.6 million.

As of March 23, 2026, there were 8,778,585 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2026 Annual Meeting of Stockholders (Part III)

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one-to-four family residential real estate loans, commercial real estate and multifamily real estate loans, construction and land loans and home equity lines of credit and loans. To a lesser extent we also originate commercial business loans and consumer loans. At December 31, 2025, $473.4 million, or 34.2%, of our total loan portfolio was comprised of one-to-four family residential real estate loans, $425.4 million, or 30.8%, of our total loan portfolio was comprised of multifamily real estate loans, $336.4 million, or 24.3%, of our total loan portfolio was comprised of commercial real estate loans, $89.0 million, or 6.4%, of our total loan portfolio was comprised of construction loans, $49.9 million, or 3.6%, of our total loan portfolio was comprised of home equity lines of credit and loans, $7.9 million, or 0.6% of our total loan portfolio was comprised of commercial business loans, and $869,000, or 0.1% of our total loan portfolio was comprised of consumer loans. We also invest in securities, consisting primarily of U.S. government and federal agency obligations, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. We offer a variety of deposit accounts, including certificate of deposit accounts, Individual Retirement Accounts ("IRAs"), money market accounts, savings accounts and both interest-bearing and noninterest-bearing checking accounts. We historically have utilized advances from the Federal Home Loan Bank of Boston (the “FHLB”) to fund our operations and we had $284.8 million of FHLB advances outstanding at December 31, 2025. Additionally, in recent years, we have also accepted brokered deposits as a non-retail funding source to fund our operations. At December 31, 2025, we had $134.0 million of brokered deposits outstanding.

Business Strategy

One of the key features of our business strategy has been to grow our loan portfolio, primarily through an increased focus on growing our commercial real estate and multifamily lending operations. In order to execute this growth strategy in an orderly and diligent manner, we enhanced our commercial real estate and multifamily lending infrastructure and engaged a group of experienced credit analysts. Consistent with our strategy to grow our commercial loan operations and the consequent commercial relationship opportunities, we have and will continue to upgrade our suite of deposit products and related services and have and will continue to upgrade our digital and mobile applications in order to accommodate business customers and thereby accelerate the growth in our core deposits.

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

We are similarly focused on enhancing our retail operations. To that end, the Company has developed new high yield consumer and business products as well as introducing an array of cash management services designed to attract new business relationships to the bank. In addition, in September of 2023, the Company opened a new branch in Woburn, MA, increasing our retail network to three branches. In January 2026, we announced that we are filing an application to establish a new branch office in Medford, MA. We will continue to attract and retain retail customers by emphasizing personal service, accessibility and flexibility in the face of mass market-oriented large, national and super-regional banks which maintain local branch networks in our market.

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

We believe we have been effective in competing against both larger regional banks and local community banks operating in our market. We compete against the larger banks through our responsive and personalized service, providing our customers with quicker decision making, certainty of execution and customized products where appropriate and access to our senior managers. We believe our highly experienced commercial and residential bankers and a sophisticated product and service mix, including a suite of technology solutions and support, enable us to compete effectively against local community banks. We believe that recent consolidation of financial institutions in and around our market continues to create further opportunity for expansion in our market and hiring available personnel. We will continue to emphasize these core business principles as we focus on growing our balance sheet and will implement them with the larger banking relationships that we seek to originate and maintain.

Reflecting our focus on our community, in connection with our mutual to stock conversion and initial public offering which closed in July 2022, we established the Everett Co-operative Bank Charitable Foundation (the "Foundation") and funded it with $600,000 in cash and 260,000 shares of our common stock, for a total contribution of $3,200,000 based on the $10.00 per share offering price. The purpose of this foundation is to make contributions to support various charitable organizations operating in our community now and in the future. During the year ended December 31, 2025, the Foundation made $113,000 in contributions to local non-profit charities and organizations.

Everett Co-operative Bank is subject to comprehensive regulation and examination by the Massachusetts Commissioner of the Division of Banks ("Commissioner"), as its chartering agency, and the Federal Deposit Insurance Corporation (“FDIC”) as its primary federal regulator and primary insurer of its deposits. See “Supervision and Regulation.” Our executive offices are located at 419 Broadway, Everett, Massachusetts 02149. Our telephone number at this address is (617) 387-1110. Our website address is www.everettbank.com. Information on our website is not incorporated into this Annual Report on Form 10-K and should not be considered part of this Annual Report.

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

According to the United States Department of Labor, the Boston metropolitan area was one of the United States' twelve largest metropolitan statistical areas in June 2025. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale/retail trade, to finance, technology and medical care. According to the United States Department of Labor, in December 2025, the Boston-Cambridge-Newton, Massachusetts Statistical Area had an unemployment rate of 4.3%, compared to a Massachusetts state unemployment rate of 4.8% and the national unemployment rate of 4.4%.

Based on United States census estimates, from 2010 to 2024, the populations of Middlesex and Essex Counties increased 165,871 and 80,779, respectively. The United States census estimates that the median household income from 2020-2024 for Middlesex and Essex Counties were $130,847 and $101,883, respectively, compared to median household income of $97,344 for Boston the metropolitan area, $103,960 for the Commonwealth of Massachusetts and $80,734 for the United States.

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

We are a small community savings institution and as of June 30, 2025 (the latest date for which information is available), our market share was 0.98% of total FDIC-insured deposits in Middlesex County, Massachusetts making us the 24th largest out of 47 financial institutions in Middlesex County, and our market share was 0.83% of total FDIC-insured deposits in Essex County, Massachusetts making us the 22nd largest out of 34 financial institutions in Essex County.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. We had loans held for sale of $357,000 and $0 at December 31, 2025 and December 31, 2024, respectively.

	At December 31,		At December 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$473,394	34.2%	$422,841	36.9%
Multi-family	425,428	30.8	343,970	30.0
Commercial	336,412	24.3	228,991	20.0
Home equity lines of credit and loans	49,866	3.6	45,154	4.0
Construction	88,957	6.4	90,894	7.9
Other loans:
Commercial loans	7,938	0.6	13,844	1.2
Consumer	869	0.1	141	0.0
	1,382,864	100.0%	1,145,835	100.0%
Less:
Net deferred loan fees	(790)		(502)
Allowance for credit losses	(10,255)		(8,884)
Total loans, net	$1,371,819		$1,136,449

Loan Portfolio Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the tables present contractual maturities and do not reflect repricing or the effect of prepayments, actual maturities may differ.

	One year	After one year	After five years	After
	or less	through five years	through 15 years	15 years	Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$2,203	$14,664	$36,619	$419,908	$473,394
Multi-family	27,439	19,053	24,723	354,213	425,428
Commercial	18,290	32,426	42,960	242,736	336,412
Home equity lines of credit and loans	5,644	1,546	1,212	41,464	49,866
Construction	28,287	30,013	5,209	25,448	88,957
Other loans:
Commercial loans	359	5,379	2,194	6	7,938
Consumer	96	741	—	32	869
Total loans	$82,318	$103,822	$112,917	$1,083,807	$1,382,864

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2025 that are due after December 31, 2026.

	Due after December 31, 2026
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$99,585	$371,607	$471,192
Multi-family	33,879	364,110	397,989
Commercial	16,801	301,320	318,121
Home equity lines of credit and loans	1,448	42,774	44,222
Construction	23,552	37,118	60,670
Other loans:
Commercial loans	7,446	133	7,579
Consumer loans	32	741	773

Total loans	$182,743	$1,117,803	$1,300,546

One-to-Four Family Residential Real Estate Lending. The focus of our lending has long been the origination of long-term loans secured by mortgages on owner-occupied one-to-four family residences. At December 31, 2025, $473.4 million, or 34.2%, of our total loan portfolio, consisted of one-to-four family residential real estate loans. Included in this balance was $199.0 million of non-owner occupied loans. Loans for non-owner occupied properties purchased for investment purposes and where the property income is not the borrower’s primary source of income are generally underwritten to Fannie Mae guidelines. Loans for non-owner occupied properties purchased for investment purposes and where the property income is the primary source of income to the borrower are underwritten based on our commercial real estate underwriting guidelines. As of December 31, 2025, our average outstanding one-to-four family residential real estate loan balance was $481,000 and our largest outstanding loan secured by one-to-four family residential restate had a principal balance of $7.9 million, which, as of December 31, 2025, was performing in accordance with its repayment terms. The majority of the one-to-four family residential real estate loans that we originate are secured by properties located in our primary market area. See “ – Originations, Sales and Purchases of Loans.”

Our one-to-four family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate one-to-four family residential real estate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency (“FHFA”). We also originate loans above the FHFA limit, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans. During the year ended December 31, 2025, we originated $10.8 million of jumbo loans.

We originate both fixed-rate and adjustable-rate one-to-four family residential real estate loans with terms of up to 30 years. At December 31, 2025, $101.8 million, or 21.5%, of our one-to-four family residential real estate loans were fixed-rate loans.

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

We generally do not offer “interest-only” mortgage loans on one-to-four family residential real estate loans nor do we offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. Additionally, we do not offer “subprime loans” (loans that are made to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

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

Commercial Real Estate and Multifamily Lending. Our commercial real estate loans are secured primarily by multifamily apartment buildings, retail and mixed-use properties, light industrial properties, manufacturing facilities and office buildings, almost all of which are located in our primary market area. We do not have any exposure to high rise office space in Boston, MA. Our office loans are secured by office space primarily outside of the city of Boston where demand for office space along with vacancy rates remain stable. Our multifamily loans are secured primarily by five or more-unit residential buildings. At December 31, 2025, we had $336.4 million in commercial real estate loans and $425.4 million in multifamily real estate loans, representing 24.3% and 30.8% of our total loan portfolio, respectively.

The following table shows the diversification of the commercial real estate portfolio as of December 31, 2025:

	As of December 31, 2025
	Owner-	Non-Owner-
	Occupied	Occupied	Balance	Percent
	(Dollars in thousands)
Mixed-Use	$10,793	$134,832	$145,625	43.3%
Retail	10,766	46,481	57,247	17.0%
Industrial	19,849	21,117	40,966	12.2%
Office	5,934	36,815	42,749	12.7%
Hospitality	—	16,627	16,627	4.9%
Other	8,313	24,885	33,198	9.9%
Total commercial real estate loans	$55,655	$280,757	$336,412	100.0%

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

At December 31, 2025, our largest commercial real estate loan totaled $17.8 million and was secured by a parking lot located in our primary market area. At December 31, 2025, this loan was performing in accordance with its repayment terms. At December 31, 2025, our largest multifamily real estate loan totaled $20.0 million and was secured by five properties with a total of 118 residential units located in our primary market area. At December 31, 2025, this loan was performing in accordance with its repayment terms.

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

Our loans-to-one borrower limit is 20% of the Bank’s capital, which limit was $30.9 million at December 31, 2025. At December 31, 2025, our average commercial real estate loan had a balance of $1.5 million and our average multifamily loan had a balance of $2.7 million. As we continue to enhance our commercial real estate team and infrastructure and with the increase in capital resulting from the conversion, we are now able to selectively retain larger loans that we historically would have originated for participation with other local financial institutions. In this regard, we have revised our lending policies and loans to one borrower limitations to increase our lending limits and the type and size of loans we choose to hold in our portfolio.

Construction and Land Loans. At December 31, 2025, we had $89.0 million in construction and land loans, or 6.4% of total loans. We make construction loans, primarily to developers, contractors and builders of apartment buildings, for single-family homes and condominiums and to individuals for the construction of their primary residences. We also generate a limited amount of land loans that will be used for residential or commercial development. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2025, our construction loans included $10.0 million in lines of credit and loans secured by land.

While we may originate loans to builders whether or not the collateral property underlying the loan is under contract for sale, we consider each project carefully in light of current residential real estate market conditions. Generally, we will make construction loans for which there is no contract for sale for the underlying completed home at the time of origination, and which we refer to as speculative construction loans, only to well-known builders in our market area. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations. We generally limit the maximum number of speculative units (units that are not pre-sold) approved for each builder, typically starting with one speculative loan per builder until we develop a relationship with the builder. At December 31, 2025, speculative construction loans totaled $39.1 million.

Our construction loans are fixed- and adjustable-rate, interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 12 to 24 months or in some cases up to 36 months for more complex projects. At the end of the construction phase, the loan may convert to a permanent mortgage loan or may be paid in full. Depending on the complexity of the construction project, the term of an “interest-only” construction loan may be extended if circumstances warrant it up to an additional three to six months with a maximum interest only term of 36 months. At December 31, 2025, the additional unadvanced portions of these construction loans totaled $47.7 million.

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

At December 31, 2025, our largest construction loan was for $6.1 million and was for the construction of a mixed-use building in our market area. This loan was performing in accordance with its repayment terms at December 31, 2025.

Home Equity Loans and Lines of Credit. In addition to one-to-four family residential real estate loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary residence, secondary residence or investment property. At December 31, 2025, we had $49.9 million, or 3.6%, of our total loan portfolio in home equity loans and lines of credit. At that date we also had $48.8 million of unused commitments related to home equity lines of credit.

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

Commercial Loans. At December 31, 2025, commercial loans were $7.9 million, or 0.6% of total loans.

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

At December 31, 2025, our largest commercial loan totaled $4.5 million and was secured by a security interest in a mortgage and note. At December 31, 2025, this loan was performing in accordance with its repayment terms.

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including unsecured overdraft lines of credit and loans secured by savings accounts. At December 31, 2025, our consumer loan portfolio totaled $869,000, or 0.1%, of our total loan portfolio.

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

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. The primary concern in commercial real estate lending is the borrower’s creditworthiness, the feasibility and cash flow potential of the project. Repayments of loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and guarantors to provide financial statements including and not limited to personal financial statements, tax returns and rent rolls on an annual basis at minimum. These documents are reviewed according to the commercial lending policy and general lending policy guidelines. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have an aggregate debt service ratio, including the guarantor’s cash flows and the borrower’s other projects, of at least 1.20x. We obtain an environmental report with every new loan request. An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial. As of December 31, 2025, we maintained no “other real estate owned” as a result of foreclosures (or the acceptance of a deed in lieu of foreclosure).

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

Consistent with our interest rate risk management strategy, we originate for sale and sell a portion of the fixed-rate, one- to four-family residential real estate loans that we originate with terms of 15 years or greater, on a servicing-released, limited or no recourse basis, while retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. During the year ended December 31, 2025, we sold $10.1 million of one-to-four family owner-occupied residential real estate loans. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale income. At December 31, 2025, we had $357,000 loans held for sale.

From time to time, we may purchase loan participations secured by properties within and outside of our primary market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2025, we had four loans in which we were not the lead lender totaling $22.0 million.

In addition, during 2025, we purchased $806,000 in whole one- to four- family residential real estate loans from correspondent loan originators. We may participate out portions of a loan that exceeded our loans-to-one borrower legal lending limit and for risk diversification. At December 31, 2025, we had loans participated out to other lenders totaling $117.3 million.

Loan Approval Procedures and Authority

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of the Bank's capital, which is defined under Massachusetts law as the sum of our surplus account, undivided profits and capital stock. Loans secured by a first mortgage on residential property occupied by the borrower are excluded from this limit. At December 31, 2025, our regulatory limit on loans-to-one borrower was $30.9 million. At December 31, 2025, our largest relationship at this date consisted of eight loans totaling $30.0 million secured by 14 multifamily properties, one mixed-used building and five one-to-four family residential real estate with a total of 242 residential units in our market area. This loan relationship was performing in accordance with its original repayment terms at December 31, 2025. Our second largest lending relationship consisted of five multifamily loans, eight one-to-four family real estate loans and three commercial real estate loans totaling $29.6 million secured by six multifamily properties, two mixed-used buildings and 14 one-to-four family residential real estate properties with a total of 91 residential units in our market area. This loan relationship was performing in accordance with its original repayment terms at December 31, 2025. As a result of our stock offering which closed in July 2022, our regulatory loans-to-one borrower limit has increased and, as we continue to enhance our commercial real estate team and infrastructure and with our increased capital position, we are now able to selectively retain larger loans that we historically would have originated for participation with other local financial institutions. In this regard, we have revised our lending policies and loans to one borrower limitations to increase our lending limits and the type and size of loans we choose to hold in our portfolio.

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

Our Chief Executive Officer, Chief Operating Officer or Chief Lending Officer each have individual lending authority for up to $1.0 million for commercial loans. In addition, the Head of Residential Lending and Chief Lending Officer can approve residential real estate loans up to $1.0 million. Loans of between $1.0 million and $5.0 million require the approval of the Loan Committee, which is comprised of senior management of the Bank as well as the Chief Executive Officer, and loans or relationships in excess of $5.0 million require approval of the full Board of Directors. Additionally, our policies and loan approval limits which are established by the board of directors provide various lending approval authority for other designated individual officers or officers acting together.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2025			2024
	30–59	60–89	90 Days	30–59	60–89	90 Days
	Days	Days	or More	Days	Days	or More
	(in thousands)
Real estate loans:
One-to-four family residential	$519	$104	$—	$1,260	$—	$1,077
Multi-family	—	—	—	—	—	—
Commercial	246	—	—	—	—	—
Home equity lines of credit and loans	370	—	3	405	—	85
Construction	—	—	—	—	—	—

Other loans:
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$1,135	$104	$3	$1,665	$—	$1,162

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	At December 31,
	2025	2024
	(in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family residential	$1,096	$1,872
Multi-family	—	—
Commercial	—	—
Home equity lines of credit and loans	43	85
Construction	—	—
Commercial	—	—
Consumer	—	—
Total non-accrual loans	$1,139	$1,957
Accruing loans past due 90 days or more:
Real estate loans:
One-to-four family residential	$—	$—
Multi-family	—	—
Commercial	—	—
Home equity lines of credit and loans	—	—
Construction	—	—
Bank owned property held for sale	—	—
Total real estate owned	—	—
Total non-performing assets	$1,139	$1,957
Total non-performing loans to total loans	0.08%	0.17%
Total non-performing loans to total assets	0.07%	0.14%
Total non-performing assets to total assets	0.07%	0.14%

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

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At December 31,
	2025	2024
	(in thousands)
Substandard assets	$99	$99
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$99	$99
Special mention assets	$1,241	$1,739
Foreclosed real estate and other assets	$—	$—

Other Loans of Concern. There were no other loans at December 31, 2025 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

The following table sets forth activity in our allowance for credit losses on loans for the years indicated:

	At December 31,
	2025	2024
	(in thousands)
Allowance for credit losses on loans at beginning of year	$8,884	$8,591
Provision for credit losses	1,457	296
Charge-offs:
Real estate loans:
One-to-four family residential	—	—
Multi-family	—	—
Commercial	—	—
Home equity lines of credit and loans	—	—
Construction	—	—
Commercial	(81)	—
Consumer	(6)	(4)
Total charge-offs	$(87)	$(4)

Recoveries:
Real estate loans:
One-to-four family residential	—	—
Multi-family	—	—
Commercial	—	—
Home equity lines of credit and loans	—	—
Construction	—	—
Commercial	—	—
Consumer	1	1
Total recoveries	1	1

Net charge-offs	$(86)	$(3)

Allowance for credit losses on loans at end of year	$10,255	$8,884

Allowance for credit losses on loans to non-performing loans	900.35%	453.96%
Allowance for credit losses on loans to total loans outstanding at end of year	0.74%	0.78%
Net charge offs to average loans outstanding during the year	0.01%	0.00%

Allocation of Allowance for Credit Losses on Loans. The following table sets forth the allowance for credit losses on loans allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

	At December 31,
	2025			2024
		Percent of Allowance			Percent of Allowance
		in Each Category	Percent of Loans		in Each Category	Percent of Loans
	Allowance for	to Total Allocated	in Each Category	Allowance for	to Total Allocated	in Each Category
	Credit Losses	Allowance	to Total Loans	Credit Losses	Allowance	to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$3,069	29.9%	34.2%	$2,928	33.0%	36.9%
Multi-family	2,260	22.0	30.8	2,422	27.3	30.0
Commercial	3,640	35.6	24.3	2,260	25.4	20.0
Home equity lines of credit and loans	170	1.7	3.6	118	1.3	4.0
Construction	1,009	9.8	6.4	1,036	11.7	7.9
Commercial loans	102	1.0	0.6	119	1.3	1.2
Consumer	5	0.0	0.1	1	0.0	0.0
Total	$10,255	100.0%	100.0%	$8,884	100.0%	100.0%

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

At December 31, 2025, our investment portfolio consisted primarily of mortgage-backed securities, collateralized mortgage obligations and corporate debt securities.

Our investment policy is reviewed annually by our Board of Directors and all policy changes recommended by management must be approved by the board. Authority to make investments under the approved guidelines are delegated to appropriate officers. While general investment strategies are developed and authorized by the board, the execution of specific actions with respect to securities held by Everett Co-operative Bank rests with the Investment Committee within the scope of the established investment policy. The Investment Committee is comprised of members of senior management as well as the Security Committee of the Board of Directors.

At the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale or trading are reported at fair value, while securities held-to-maturity are reported at amortized cost. Consistent with our overall business and asset/liability management plan, which focuses on sustaining adequate levels of core earnings, the base premise of our investment portfolio is that all securities purchased will be suitable to be held-to-maturity. At December 31, 2025, $55.8 million, or 61.9%, of our securities portfolio was comprised of held-to-maturity securities and $34.3 million, or 38.1%, of our securities portfolio was comprised of available-for-sale securities.

Some of our securities are callable by the issuer. Although these securities may have a yield somewhat higher than the yield of similar securities without such features, these securities are subject to the risk that they may be redeemed by the issuer prior to maturing in the event general interest rates decline. At December 31, 2025, we had $34.3 million of securities which were subject to redemption by the issuer prior to their stated maturity.

For available-for-sale debt securities with a fair value less than amortized cost basis, management will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, management will recognized a write-down to fair value through a charge to earnings. For all other debt securities, management evaluates their expected credit losses over the remaining term. The majority of the Company’s debt securities consist of mortgage-backed securities and collateralized mortgage obligations. These securities carry an explicit or implicit guarantee from the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, the Company applies a zero-credit loss assumption and has not recorded any allowance for these securities. For corporate bonds, a probability of default and loss given default analysis is performed to determine the allowance for credit losses. We monitor the investment portfolio and credit performance on a quarterly basis to determine if any allowance is considered necessary.

At December 31, 2025, our corporate bond portfolio consisted of investment grade securities with maturities shorter than ten years. Our investment policy provides that we may invest up to 10% of our tier-one risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the three highest investment-grade ratings from Standard & Poor’s or Moody’s. The maturity of these bonds generally may not exceed five years unless approved by the board of directors, and the aggregate limit is 50% of the investment portfolio for this security type. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least quarterly.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Applicable regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses. At December 31, 2025, we had $15.4 million in bank-owned life insurance.

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

Securities Portfolio. The following tables set forth the stated maturities and weighted average yields of our investment securities which are classified as held-to-maturity and available-for-sale at December 31, 2025. Certain securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below. Prepayments are not reflected in the table below.

			More than One		More than Five		More than
	One Year or Less		Year to Five Years		Years to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Securities held-to-maturity:
Mortgage-backed securities	$20	1.65%	$3,722	4.38%	$2,501	2.49%	$30,402	2.12%	$36,645	$33,280	2.37%
Corporate bonds	7,501	2.13%	5,903	7.16%	5,715	6.94%	—	—	19,119	19,046	5.12%
Total	$7,521	2.13%	$9,625	6.09%	$8,216	5.58%	$30,402	2.12%	$55,764	$52,326	3.32%

			More than One		More than Five		More than
	One Year or Less		Year to Five Years		Years to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Securities available-for-sale
Mortgage-backed securities	$1,365	3.53%	$4,150	4.40%	$—	—	$896	5.41%	$6,411	$6,459	4.36%
Collateralized Mortgage Obligation	—	—	—	—	—	—	10,937	4.80%	10,937	10,948	4.80%
Corporate bonds	—	—	5,543	7.98%	11,189	6.80%	—	—	16,732	16,910	7.19%
Total	$1,365	3.53%	$9,693	6.44%	$11,189	6.80%	$11,833	4.84%	$34,080	$34,317	5.89%

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including noninterest-bearing and interest-bearing demand accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. In recent years, we have also accepted brokered deposits as non-retail funding source to fund our operations. These funding sources are not relationship-based accounts and are generally more price-sensitive than our relationship based deposits and they carry a greater risk of non-renewal than our customer based deposits. At December 31, 2025, our largest deposit relationship had $25.8 million in deposits.

We are focused on ensuring that our products, services and accessibility will continue to make Everett Co-operative Bank a competitive community bank, and will continue to attract and retain retail customers by emphasizing personal service, accessibility and flexibility. The Company has developed new high yield consumer and business products as well as introducing an array of cash management services designed to attract new business relationships to the bank. In September of 2023, the Company opened a new branch in Woburn, MA, increasing our retail network to three branches and in January 2026, we announced that we are filing an application to establish a new branch office in Medford, MA. We will continue to attract and retain retail customers by emphasizing personal service, accessibility and flexibility in the face of mass market-oriented large, national and super-regional banks which maintain local branch networks in our market.

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

The following table sets forth the distribution of total deposits, by account type, at the dates indicated.

	At December 31,
	2025			2024
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$81,497	7.2%	0.00%	$84,958	8.5%	0.00%
Interest-bearing demand deposits	19,381	1.7	0.09%	20,546	2.1	0.10%
Regular savings deposits and other deposits	91,383	8.1	1.62%	102,933	10.3	2.10%
Money market deposits	211,772	18.7	2.85%	184,581	18.5	3.47%
Certificates of deposit	728,311	64.3	3.97%	605,515	60.6	4.38%
Total	$1,132,344	100.0%		$998,533	100.0%

As of December 31, 2025 and 2024, the aggregate amount of deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance, was $582.9 million and $503.8 million, respectively. As of December 31, 2025, the aggregate amount of all our certificates of deposit in excess of $250,000 was $334.8 million.

All of our deposits are fully insured due to the additional insurance provided to a Massachusetts cooperative bank, such as Everett Co-operative Bank, under the Depositors Insurance Fund, a private industry-sponsored insurance fund in Massachusetts that insures all deposits at Everett Co-operative Bank above FDIC limits.

Borrowings. At December 31, 2025, total borrowings were $284.8 million. Borrowings consist of both short-term and long-term FHLB advances. Borrowings provide us with one source of funding. Maintaining available borrowing capacity with the FHLB provides us with a contingent source of liquidity. Everett Co-operative Bank is a member of the FHLB of Boston. The primary reason for our FHLB membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage liquidity and interest rate risk. As a member of the FHLB, we are required to purchase shares in the FHLB. Accordingly, we had invested $11.9 million in shares of the FHLB at December 31, 2025. We had $395.4 million of borrowing capacity remaining with the FHLB at December 31, 2025. At December 31, 2025, we also had $15.0 million of borrowing capacity with the Atlantic Community Bankers Bank and $75.7 million of borrowing capacity with the Federal Reserve Bank.

Subsidiary and Other Activities

Everett Co-operative Bank is the wholly owned subsidiary of ECB Bancorp.

Everett Co-operative Bank has one subsidiary, First Everett Securities Corporation, Inc. (“FESC, Inc.”), a Massachusetts corporation, which is engaged in the buying, selling and holding of investment securities. The income earned on FESC, Inc.’s securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained at Everett Co-operative Bank. At December 31, 2025, FESC, Inc. had total assets of $53.7 million, substantially all of which were in securities and cash to be invested.

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

Personnel

As of December 31, 2025, we had 64 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

Everett Co-operative Bank is a Massachusetts-chartered stock cooperative bank and is the wholly owned subsidiary of ECB Bancorp, a Maryland corporation, which is a registered bank holding company. Everett Co-operative Bank’s deposits are insured up to applicable limits by the FDIC and by the Depositors Insurance Fund for amounts in excess of the FDIC insurance limits. Everett Co-operative Bank is subject to extensive regulation by the Commissioner of the Massachusetts Division of Banks, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. Everett Co-operative Bank is required to file reports with, and is periodically examined by, the FDIC and the Commissioner concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, ECB Bancorp is regulated by the Board of Governors of the Federal Reserve Board (the “Federal Reserve Board”). Everett Co-operative Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the 11 regional banks in the Federal Home Loan Bank System.

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

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 20% of the total of an institution's capital stock (if any), surplus and undivided profits. The Commissioner applies the Office of the Comptroller of the Currency’s attribution rules to a borrower’s related interests. At December 31, 2025, Everett Co-operative Bank was in compliance with the loans-to-one borrower limitations.

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

At December 31, 2025, Everett Co-operative Bank had not opted into the community bank leverage ratio framework and its capital ratios exceeded all applicable requirements.

Capital Distributions. The Federal Deposit Insurance Act generally provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. Unless the approval of the FDIC is obtained, Everett Co-operative Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its net income during the current calendar year and the retained net income, not previously used for dividends, of the prior two calendar years.

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

Massachusetts has its own statutory counterpart to the CRA which is also applicable to Everett Co-operative Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Commissioner to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Everett Co-operative Bank’s most recent 2025 CRA performance rating under Massachusetts law was “Satisfactory.”

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

At December 31, 2025, Everett Co-operative Bank met the criteria for being considered “well capitalized.”

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

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Everett Co-operative Bank. For 2025 the FDIC insurance expense for Everett Co-operative Bank was approximately $883,000. We cannot predict what assessment rates will be in the future.

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

Federal Home Loan Bank System

Everett Co-operative Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide central credit facilities primarily for member institutions. Members of a Federal Home Loan Bank are required to acquire and hold shares of capital stock in their Federal Home Loan Bank. Everett Co-operative Bank complied with this requirement at December 31, 2025. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. The Company reviews its investment in capital stock of the FHLB for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. At December 31, 2025, no impairment had been recognized.

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

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Tax Cuts and Jobs Act ("JOBs Act") repealed the alternative minimum tax for income generated after January 1, 2018. At December 31, 2025, Everett Co-operative Bank had no minimum tax credit carryovers.

Net Operating Loss Carryovers. As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry federal net operating losses forward indefinitely. At December 31, 2025, Everett Co-operative Bank had no federal net operating loss carryforwards.

Charitable Contribution Carryovers. At December 31, 2025, the Company had a charitable contribution carryover of $160,000 which expires on December 31, 2027.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2025, Everett Co-operative Bank had no capital loss carryovers.

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

The Information Technology (“IT”) Department of the Company is primarily responsible for identifying, assessing and managing material risks from cybersecurity threats. The Information Technology Department is managed by the Chief Information Officer (the “CIO”) who reports directly to the Company’s Chief Operating Officer. The CIO has more than 38 years of relevant experience both with the Company and with other organizations in the IT field. The CIO also oversees the Company’s Information Security Program and manages a third-party consultant that is an expert in the Information Security field and acts as our Information Security Officer (“ISO”). The Information Security Program is governed by various information security and cybersecurity, systems development, change control, disaster recovery/business continuity and physical asset classification and control policies. The Information Security Program identifies data sources, threats and vulnerabilities and ensures awareness, accountability, and oversight for data protection throughout the Company and with trusted third parties to ensure that data is protected and able to be recovered in the event of a breach or failure (technical or other disaster). The IT Department conducts on-going technology and IT threat meetings to ensure the latest threats are addressed in addition to penetration, business continuity/ disaster recovery testing, and incident response plan testing. The CIO is a member of various management committees, chairs the Company’s management-level Information Technology and Information Security Committee (“IT/IS Committee”), and presents information security and cybersecurity updates on a monthly basis to the IT/IS Committee and periodically to the Board of Directors.

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

ITEM 2. Properties

We conduct our business through our main office located in Everett, Massachusetts, and our branch offices located in Lynnfield, Massachusetts, both of which we own, and through our branch office in Woburn, Massachusetts, which we lease. Additionally, we lease office space in Everett, Massachusetts which services back office and loan administration functions. At December 31, 2025 the total net book value of our land, buildings, leasehold improvements, furniture, fixtures and equipment was $3.4 million.

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

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2025, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “ECBK.” The approximate number of holders of record of ECB Bancorp common stock as of March 23, 2026 was 369. Certain shares of ECB Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Stock-Based Compensation Plans. Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2025 is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 10-Stock-Based Compensation in Item 8.

	Number of Shares
	to be Issued Upon	Weighted-Average	Number of Shares
	Exercise of	Exercise Price of	Available for
Plan Category	Outstanding Awards	Outstanding Awards	Future Grants
Plans approved by shareholders	728,977	$10.44	208,716
Plans not approved by shareholders	—	—	—
Total	728,977	$10.44	208,716

Other than the stock-based compensation awards, ECB Bancorp has an Employee Stock Ownership Plan.

Report of Offering of Securities and Use of Proceeds Therefrom. Not applicable.

Issuer Purchases of Equity Securities. On August 10, 2023, the Company announced the commencement of a stock repurchase program to acquire up to 458,762 shares, or 5% of the Company’s then outstanding common stock. On April 11, 2025, the Company completed the stock repurchase plan. On May 8, 2025, the Company announced an additional stock repurchase plan that authorizes the Company to repurchase up to 451,092 shares, or approximately 5%, of the Company's then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company. The following table sets forth the information regarding the Company's common stock repurchase activities during the three months ended December 31, 2025:

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number of	Average Price	as Part of Publicly	Yet Be Purchased
	Shares Purchased	Paid Per Share	Announced Program	Under the Program

From October 1, 2025 to October 31, 2025	26,184	$15.59	26,184	230,833
From November 1, 2025 to November 30, 2025	1,029	$16.40	1,029	229,804
From December 1, 2025 to December 31, 2025	5,229	$16.84	5,229	224,575
Total	32,442	$15.82	32,442

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

Overview

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one-to-four family residential real estate loans, commercial real estate loans, multifamily real estate loans, construction loans, home equity lines of credit and loans and commercial loans. At December 31, 2025, $473.4 million, or 34.2%, of our total loan portfolio was comprised of one-to-four family residential real estate loans, $425.4 million, or 30.8%, of our total loan portfolio was comprised of multifamily real estate loans, $336.4 million, or 24.3%, of our total loan portfolio was comprised of commercial real estate loans, $89.0 million, or 6.4%, of our total loan portfolio was comprised of construction loans, $49.9 million, or 3.6%, of our total loan portfolio was comprised of home equity lines of credit and loans and $7.9 million, or 0.6% of our total loan portfolio was comprised of commercial loans. We also invest in securities, consisting primarily of U.S. government and federal agency obligations, collateralized mortgage obligations, mortgage-backed securities and corporate bonds. We offer a variety of deposit accounts, including certificate of deposit accounts, individual retirement accounts, money market accounts, savings accounts and interest-bearing and noninterest-bearing checking accounts. At December 31, 2025, $728.3 million, or 64.3%, of our total deposit accounts was comprised of certificate of deposit accounts, $211.8 million, or 18.7%, of our total deposit accounts was comprised of money market accounts, $91.4 million, or 8.1%, of our total deposit accounts was comprised of savings accounts, $81.5 million, or 7.2% of our total deposit accounts was comprised of noninterest bearing demand deposit accounts and $19.4 million, or 1.7%, of our total deposit accounts was comprised of interest-bearing demand deposit accounts. In addition to customer deposits, in recent years, we have also accepted brokered deposits as a non-retail funding source to supplement our customer deposits and fund our operations. At December 31, 2025, we had $134.0 million of brokered deposits. We also have utilized advances from the Federal Home Loan Bank of Boston (the “FHLB”) as an additional funding source to fund our operations and we had $284.8 million of FHLB advances outstanding at December 31, 2025.

For the years ended December 31, 2025 and 2024, we had net income of $7.8 million and $4.0 million, respectively. Our current business strategy includes continuing to focus on originating and growing our commercial real estate, multifamily real estate and construction loan portfolios as well as the origination of one-to-four family residential real estate loans and home equity lines of credit and loans. To a lesser extent, we also originate other commercial loans and consumer loans.

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

Business Strategy

Our principal objective is to build long-term value for our shareholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers. Highlights of our current business strategy include:

•

Continuing to focus on enhancing our commercial real estate and multifamily real estate lending. In order to increase the yield on our loan portfolio and maintain a reduced term to maturity of our loan portfolio, we intend to continue our focus on growing the originations of commercial real estate loans and multifamily real estate loans while maintaining what we believe are prudent underwriting standards and we expect that these loan categories will comprise a greater percentage of our total loan portfolio. In order to execute on this strategy, in January 2022 we hired a new Chief Lending Officer. Since then, we have continued to add some additional commercial lending and credit analyst personnel. The capital raised in the offering has allowed us to increase our commercial lending capacity by enabling us to originate and retain all or a greater portion of loans that we historically participated out to other local institutions. Given that our regulatory loans to one borrower limits have increased with our increase in capital, we have revised our lending policies and loans to one borrower limitations to increase our lending limits and the type and size of loans we choose to originate and hold in our portfolio. Our commercial real estate and multifamily real estate loan portfolios increased to $336.4 million and $425.4 million, respectively, at December 31, 2025 from $229.0 million and $344.0 million, respectively, at December 31, 2024.

•

Reduced emphasis on one-to-four family residential real estate lending. We have been, and will continue to be, a one-to-four family residential real estate lender for borrowers in our market area and such lending will remain a core focus, but we expect that our lending strategy will result in a decrease to one-to-four family residential loans as a percentage of our total loan portfolio as we increase our focus on commercial real estate and multifamily real estate lending. As of December 31, 2025, $473.4 million, or 34.2%, of our total loan portfolio, consisted of one-to-four family residential real estate loans and at that date an additional $49.9 million, or 3.6%, of our total loan portfolio, consisted of home equity lines of credit and loans. We expect that one-to-four family residential real estate lending will remain one of our primary lending activities.

•

Maintaining our strong asset quality through prudent loan underwriting. As we seek to grow our loan portfolio, we intend to maintain prudent loan underwriting and credit monitoring processes. At December 31, 2025 and 2024, non-performing assets totaled $1.1 million and $2.0 million, respectively, which represented 0.07% and 0.14% of total assets at those dates, respectively.

•

Continuing to attract and retain customers in our market area and increase our deposits. Our strategy to enhance and grow our commercial real estate and multifamily real estate lending in a diligent and orderly manner is also designed to encourage relationship banking and increase operating deposit relationships, including noninterest-bearing transaction accounts, while maintaining a balanced and diversified funding base that includes certificates of deposit. We plan to leverage our increased focus on commercial real estate and commercial lending efforts to also increase our opportunities to develop commercial business deposit relationships. Additionally, we believe the recent hire of our Senior Vice President of Retail Operations, who brings 39 years of banking experience to our retail sales and administrative team, will be invaluable to the implementation of the added product delivery channels and technological services such as additional electronic and mobile banking applications and cash management services, which we believe will increase our core deposits.

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

•

Expanding our banking franchise as opportunities arise through de novo branching and/or branch acquisitions. We historically operated from our two full-service banking offices in Everett, MA and Lynnfield, MA. During 2023 we successfully opened our third branch which is located in Woburn, MA. In January 2026, we announced that we are filing an application to establish a new branch office in Medford, MA. We believe there are branch expansion opportunities that exist within our primary market area. We intend to evaluate branch expansion opportunities, including through establishing one or more de novo branches and/or branch acquisitions as such opportunities arise.

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

The following represent our significant accounting policies:

Allowance for Credit Losses. On January 1, 2023, the Company adopted a Current Expected Credit Loss (CECL) methodology for estimating the credit losses for loans. This methodology replaced the incurred loss and impairment methodology. The CECL methodology reflects expected credit losses and requires consideration of historical experience, current conditions, and reasonable and supportable forecasts of future economic conditions. Management uses forward-looking information to estimate the expected credit loss on a loan at the time of origination. The change from the incurred loss methodology to the CECL methodology was recognized through an adjustment to retained earnings.

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

The allocation methodology applied by ECB Bancorp is designed to assess the appropriateness of the allowance for credit losses and includes allocations for individually evaluated loans and loss factor allocations for all remaining loans, with a quantitative model with an assessment of certain qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, internal historical and industry loss experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for credit losses is made for analytical purposes and is not necessarily indicative of the trend of future credit losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for credit losses was adequate at December 31, 2025. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for credit losses. As a result of such reviews, we may choose to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is the responsibility of ECB Bancorp. and any increase or decrease in the allowance is the responsibility of management.

As noted above, we consider a number of variables in our evaluation of the adequacy of the allowance for credit losses, with one of the more significant variables being prepayment rates in the various segments of our loan portfolio. Based on our model, if all segments of our loan portfolio experienced a 50% decrease in estimated prepayment rates and curtailment rates, our allowance for credit losses as of December 31, 2025 would have increased $1.6 million to $11.8 million, holding all other variables constant.

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

Total Assets. Total assets increased $187.5 million, or 13.2%, to $1.61 billion at December 31, 2025 from $1.42 billion at December 31, 2024. The increase was primarily the result of increases in loans.

Cash and Cash Equivalents. Cash and cash equivalents decreased $70.7 million, or 44.9%, to $86.9 million at December 31, 2025 from $157.6 million at December 31, 2024. The decrease in cash and cash equivalents was driven by growth in both loans and investments that in aggregate was greater than our growth in deposits and borrowings.

Interest-Bearing Time Deposits. Interest-bearing time deposits were $8.0 million at December 31, 2025, as compared to $100,000 at December 31, 2024, or an increase of $7.9 million. This increase was due to purchases of new interest-bearing time deposits.

Investments in Securities Available for Sale. Investments in securities available for sale were $34.3 million at December 31, 2025, as compared to $6.6 million at December 31, 2024, or an increase of $27.8 million, or 422.8%. This increase was due to purchases of new securities.

Investments in Securities Held to Maturity. Investments in securities held to maturity were $55.8 million at December 31, 2025, as compared to $73.2 million at December 31, 2024, or a $17.5 million, or 23.8%, decrease. This decrease was due to maturities and principal paydowns of securities.

Loans. Total gross loans were $1.38 billion at December 31, 2025, as compared to $1.15 billion at December 31, 2024, or an increase of $237.0 million, or 20.7%.

•	Commercial real estate loans increased $107.4 million, or 46.9%, to $336.4 million at December 31, 2025, from $229.0 million at December 31, 2024.

•	Multi-family real estate loans increased $81.5 million, or 23.7%, to $425.4 million at December 31, 2025, from $344.0 million at December 31, 2024.

•	Residential real estate loans increased $50.6 million, or 12.0%, to $473.4 million at December 31, 2025, from $422.8 million at December 31, 2024.

•	Home equity lines of credit increased $4.7 million, or 10.4%, to $49.9 million at December 31, 2025, from $45.2 million at December 31, 2024.

•	Consumer loans increased $728,000, or 516.3%, to $869,000 at December 31, 2025, from $141,000 at December 31, 2024.

•	Construction loans decreased $1.9 million, or 2.1%, to $89.0 million at December 31, 2025, from $90.9 million at December 31, 2024.

•	Commercial loans decreased $5.9 million, or 42.7%, to $7.9 million at December 31, 2025, from $13.8 million at December 31, 2024.

The increase in these loan portfolios reflects our strategy to grow the balance sheet by continuing to diversify into higher-yielding commercial real estate and multi-family real estate loans to improve net margins and manage interest rate risk.

Federal Home Loan Bank stock. The Federal Home Loan Bank (FHLB) is a cooperative bank that provides services to its member banking institutions. The primary reason for our membership in the FHLB is to gain access to a reliable source of wholesale funding and as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. We purchase and/or are subject to redemption of FHLB stock proportional to the volume of funding received and view the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. We held an investment in FHLB stock of $11.9 million and $10.0 million at December 31, 2025 and 2024, respectively. The amount of stock we are required to purchase is in proportion to our FHLB borrowings and level of total assets.

Bank-owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Bank-owned life insurance increased $475,000, or 3.2%, to $15.4 million at December 31, 2025 from $14.9 million at December 31, 2024. The increase was due to an increase in cash surrender value of our bank-owned life insurance portfolio during the year ended December 31, 2025.

Deposits. Total deposits were $1.13 billion at December 31, 2025, as compared to $998.5 million at December 31, 2024, or an increase of $133.8 million, or 13.4%.

•	Certificates of deposit increased $122.8 million, or 20.3%, to $728.3 million at December 31, 2025 from $605.5 million at December 31, 2024;

•	Money market deposit accounts increased $27.2 million, or 14.7%, to $211.8 million at December 31, 2025 from $184.6 million at December 31, 2024;

•	Interest-bearing checking accounts decreased $1.2 million, or 5.7%, to $19.4 million at December 31, 2025 from $20.5 million at December 31, 2024;

•	Demand deposit accounts decreased $3.5 million, or 4.1%, to $81.5 million at December 31, 2025 from $85.0 million at December 31, 2024; and

•	Savings accounts decreased $11.6 million, or 11.2%, to $91.4 million at December 31, 2025 from $102.9 million at December 31, 2024.

Federal Home Loan Bank Advances. FHLB advances increased $50.8 million, or 21.7%, to $284.8 million at December 31, 2025 from $234.0 million at December 31, 2024. The increase in FHLB advances was used primarily to fund loan growth.

Shareholders’ Equity. Total shareholders' equity increased $3.7 million, or 2.2%, to $171.9 million as of December 31, 2025 from $168.3 million as of December 31, 2024. This increase is primarily the result of earnings of $7.8 million. Partially offsetting the increase from earnings were decreases in additional paid-in capital ("APIC") and accumulated other comprehensive income ("AOCI") of $3.2 million and $1.3 million, respectively. The decrease in APIC was driven by $4.6 million in shares repurchased under our share repurchase plan, partially offset by an increase in APIC of $1.5 million related to stock-based compensation and ESOP shares committed to be released. The decrease in AOCI was driven by a decrease in the fair value of cash flow hedges. Book value per share increased $1.05 to $19.55 at December 31, 2025 from $18.50 at December 31, 2024.

Comparison of Operating Results for the Years Ended December 31, 2025 and December 31, 2024

Net Income. Net income was $7.8 million for the year ended December 31, 2025, compared to net income of $4.0 million for the year ended December 31, 2024, an increase of $3.8 million, or 94.7%.

Interest and Dividend Income. Interest and dividend income increased $11.1 million, or 16.6%, to $78.2 million for the year ended December 31, 2025 from $67.0 million for the year ended December 31, 2024 driven by an $11.2 million increase in interest and fees on loans, an $822,000 increase in interest and dividends on securities and a $114,000 increase in interest on interest-bearing time deposits, partially offset by a $1.0 million decrease in interest on short-term investments. The increase in interest and fees on loans was driven by an increase of $158.5 million in the average balance of the loan portfolio to $1.26 billion for the year ended December 31, 2025 from $1.10 billion for the year ended December 31, 2024, as well as an increase in the yield of 23 basis points to 5.47% during the year ended December 31, 2025 from 5.24% during the year ended December 31, 2024. The yield for the year ended December 31, 2025 benefited from new loans with higher rates as well as loans repricing higher. Interest and dividends on securities increased $822,000, or 25.8%, to $4.0 million for the year ended December 31, 2025 from $3.2 million for the year ended December 31, 2024. This increase was driven by an increase in the yield of investment securities of 82 basis points to 3.77% for the year ended December 31, 2025, from 2.95% for the year ended December 31, 2024 and an increase in the average balance of $6.2 million from $80.1 million during the year ended December 31, 2024 to $86.2 million during the year ended December 31, 2025. Interest on short term investments decreased $1.0 million, or 17.2%, to $5.0 million for the year ended December 31, 2025 from $6.0 million for the year ended December 31, 2024. This decrease was driven by the yield of short-term investments decreasing 92 basis points to 4.33% for the year ended December 31, 2025 from 5.25% for the year ended December 31, 2024. The increase in interest on interest-bearing time deposits was driven by an increase in the average balance of $2.6 million to $2.7 million for the year ended December 31, 2025, from $64,000 for the year ended December 31, 2024.

Average interest-earning assets increased $167.7 million to $1.47 billion for the year ended December 31, 2025 from $1.30 billion for the year ended December 31, 2024. The yield on interest earning-assets increased 18 basis points to 5.28% for the year ended December 31, 2025 from 5.10% for the year ended December 31, 2024.

Interest Expense. Total interest expense increased $4.2 million, or 10.0%, to $46.3 million for the year ended December 31, 2025 from $42.1 million for the year ended December 31, 2024. Interest expense on deposit accounts increased $3.6 million, or 10.8%, to $37.1 million for the year ended December 31, 2025 from $33.4 million for the year ended December 31, 2024, due to an increase in the average balance of interest-bearing deposits of $143.2 million, or 16.7%, to $1.0 billion for the year ended December 31, 2025 from $858.4 million for the year ended December 31, 2024, partially offset by a decrease in the weighted average rate on interest-bearing deposits of 20 basis points to 3.70% for the year ended December 31, 2025 from 3.90% for the year ended December 31, 2024.

Interest expense on Federal Home Loan Bank advances increased $580,000, or 6.7%, to $9.2 million for the year ended December 31, 2025 from $8.6 million for the year ended December 31, 2024. The average balance of Federal Home Loan Bank advances increased $16.5 million, or 7.6%, to $233.5 million for the year ended December 31, 2025 from $217.1 million for the year ended December 31, 2024. For the year ended December 31, 2025, the weighted average cost of Federal Home Loan Bank Advances was 3.94%, as compared to 3.97% for the year ended December 31, 2024.

Net Interest and Dividend Income. Net interest and dividend income before provision for credit losses was $31.9 million for the year ended December 31, 2025, as compared to $25.0 million for the year ended December 31, 2024, or an increase of $6.9 million, or 27.7%. This increase was primarily due to increases in the average balance and yields on loans as well as a decrease in the average cost of interest-bearing liabilities. The resulting net interest margin expanded 26 basis points to 2.12% for the year ended December 31, 2025 as compared to 1.86% for the year ended December 31, 2024.

Provision for Credit Losses. The provision for credit losses was $1.5 million for the year ended December 31, 2025, as compared to $174,000 for the year ended December 31, 2024. The increase in the provision was driven by higher loan growth during the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Noninterest Income. Noninterest income was $1.3 million for the year ended December 31, 2025, as compared to $1.2 million for the year ended December 31, 2024, or an increase of $100,000, or 8.2%. The table below sets forth our noninterest income for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Customer service fees	$598	$577	$21	3.6%
Income from bank-owned life insurance	475	473	2	0.4
Net gain on sales of loans	132	119	13	10.9
Other	121	57	64	112.3
Total noninterest income	$1,326	$1,226	$100	8.2%

Noninterest Expense. Noninterest expense was $21.3 million for year ended December 31, 2025, as compared to $20.7 million for the year ended December 31, 2024, or an increase of $661,000, or 3.2%. The table below sets forth our noninterest expense for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$13,188	$13,062	$126	1.0%
Director compensation	797	834	(37)	(4.4)
Occupancy and equipment	1,102	1,033	69	6.7
Data processing	1,297	1,198	99	8.3
Computer software and licensing fees	441	443	(2)	(0.5)
Advertising and promotions	639	551	88	16.0
Professional fees	1,368	1,258	110	8.7
Federal Deposit Insurance Corporation deposit insurance	883	752	131	17.4
Other expense	1,615	1,538	77	5.0
Total noninterest expense	$21,330	$20,669	$661	3.2%

Income Tax Expense. Income tax expense was $2.6 million for the year ended December 31, 2025, as compared to $1.4 million for the year ended December 31, 2024, reflecting effective tax rates of 25.1% and 25.7%, respectively.

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

	For the Year Ended December 31,
	2025			2024
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,262,768	$69,085	5.47%	$1,104,288	$57,852	5.24%
Securities (1)	86,237	3,251	3.77	80,057	2,363	2.95
Short term investments	114,707	4,970	4.33	114,295	6,004	5.25
Interest-bearing time deposits	2,693	117	4.34	64	3	5.44
Total interest-earning assets	1,466,405	77,423	5.28%	1,298,704	66,222	5.10%
Non-interest-earning assets	38,362			34,056
Total assets	$1,504,767			$1,332,760

Interest-bearing liabilities:
Checking accounts	$18,888	$16	0.08%	$18,891	$14	0.07%
Savings accounts	92,923	1,888	2.03	111,858	3,048	2.72
Money market accounts	208,732	6,888	3.30	158,405	5,669	3.58
Certificates of deposit	681,002	28,269	4.15	569,199	24,704	4.34
Total interest-bearing deposits	1,001,545	37,061	3.70	858,353	33,435	3.90
Federal Home Loan Bank advances	233,545	9,202	3.94	217,087	8,622	3.97
Total interest-bearing liabilities	1,235,090	46,263	3.75%	1,075,440	42,057	3.91%
Non-interest-bearing demand deposits	85,436			77,721
Non-interest-bearing liabilities	14,400			12,661
Total liabilities	1,334,926			1,165,822
Shareholders' equity	169,841			166,938
Total liabilities and shareholders' equity	$1,504,767			$1,332,760

Net interest income		$31,160			$24,165
Net interest rate spread (2)			1.53%			1.19%
Net interest-earning assets (3)	$231,315			$223,264
Net interest margin (4)			2.12%			1.86%

Average interest-earning assets to interest-bearing liabilities			118.73%			120.76%

(1)	Excludes interest and dividends on cost method investments of $757,000 and $823,000 for the years ended December 31, 2025 and 2024, respectively.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2025 vs. 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(in thousands)
Interest-earning assets:
Loans	$8,584	$2,649	$11,233
Securities	193	695	888
Short term investments	22	(1,056)	(1,034)
Interest-bearing time deposits	115	(1)	114
Total interest-earning assets	$8,914	$2,287	$11,201

Interest-bearing liabilities:
Checking accounts	$—	$2	$2
Savings accounts	(464)	(696)	(1,160)
Money market deposits	1,688	(469)	1,219
Certificates of deposit	4,679	(1,114)	3,565
Total deposits	5,903	(2,277)	3,626
Advances from the Federal Home Loan Bank	649	(69)	580
Total interest-bearing liabilities	$6,552	$(2,346)	$4,206

Change in net interest income	$2,362	$4,633	$6,995

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. The Asset-Liability Management Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. The Asset-Liability Management Committee meets at least quarterly and is comprised of senior management and a member of the Board of Directors and reports to the full Board of Directors on at least a quarterly basis. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

•	maintaining capital levels that exceed the thresholds for well-capitalized status under federal regulations;

•	maintaining a prudent level of liquidity;

•	growing our volume of deposit accounts;

•	managing our investment securities portfolio to maintain a prudent balance between enhancing profitability and protecting the balance sheet against sensitivity to changes in interest rates;

•	managing our utilization of wholesale funding with borrowings from the Federal Home Loan Bank and brokered deposits in a prudent manner;

•	continuing to diversify our loan portfolio by adding more commercial-related loans, which typically have shorter maturities and/or balloon payments; and

•	beginning in January of 2024 we began to utilize interest rate swaps to help manage our interest rate risk.

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

The table below sets forth, as of December 31, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

As of December 31, 2025
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$32,063	-19.0%
+300	34,084	-13.9%
+200	36,105	-8.8%
+100	38,025	-3.9%
Level	39,576	0.0%
-100	40,449	2.2%
-200	40,802	3.1%
-300	40,400	2.1%
-400	37,895	-4.2%

(1) Assumes an immediate uniform change in interest rates at all maturities.

The tables above indicate that at December 31, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a decrease in net interest income of 8.8%, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 3.1% increase in net interest income.

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

The table below sets forth, as of December 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

As of December 31, 2025
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates					Increase (Decrease)
(basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
+400	$113,955	$(72,352)	-38.8%	7.7%	(393)
+300	134,168	(52,139)	-28.0%	8.9%	(275)
+200	151,739	(34,568)	-18.6%	9.9%	(179)
+100	169,613	(16,694)	-9.0%	10.8%	(84)
—	186,307	—	0.0%	11.6%	—
-100	198,922	12,615	6.8%	12.2%	57
-200	206,781	20,474	11.0%	12.5%	85
-300	208,372	22,065	11.8%	12.4%	79
-400	212,731	26,424	14.2%	12.6%	91

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience an 18.6% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience an 11.0% increase in EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Boston, the Federal Reserve Bank and the Atlantic Community Bankers Bank. At December 31, 2025, we had outstanding advances of $284.8 million from the Federal Home Loan Bank. At December 31, 2025, we had unused borrowing capacity of $395.4 million with the Federal Home Loan Bank, $75.7 million with Federal Reserve Bank and $15.0 million with the Atlantic Community Bankers Bank.

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

At December 31, 2025, we had $30.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $93.2 million in unused lines of credit to borrowers and $47.7 million in unadvanced construction loans.

Non brokered certificates of deposit due within one year of December 31, 2025 totaled $451.1 million, or 39.8%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2026, or on our savings and money market accounts.

We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2025.

Our primary investing activity is originating loans. During the years ended December 31, 2025 and 2024, we originated and purchased $429.6 million and $160.4 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts as well as FHLB advances. We experienced net increases in deposits of $133.8 million and $130.3 million for the years ended December 31, 2025 and 2024, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. At December 31, 2025 and 2024, the level of brokered time deposits was $134.0 million and $125.6 million, respectively. At December 31, 2025 and 2024 the level of FHLB advances was $284.8 and $234.0 million, respectively.

For additional information, see the consolidated statements of cash flows for the years ended December 31, 2025 and 2024 included as part of the consolidated financial statements appearing elsewhere in this 10-K.

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

At December 31, 2025, Everett Co-operative Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 16 of the notes to consolidated financial statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2025, we had outstanding commitments to originate loans of $30.6 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Non brokered time deposits that are scheduled to mature in less than one year from December 31, 2025 totaled $451.1 million. Management expects that a substantial portion of these time deposits will be retained. However, if a substantial portion of these time deposits is not retained, we may utilize advances from the Federal Home Loan Bank, brokered deposits or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ECB Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of ECB Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2025 and 2024,  the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended and the related notes (collectively, “the financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 25, 2026

ECB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2025 and December 31, 2024

(Dollars in thousands)

	December 31, 2025	December 31, 2024

ASSETS
Cash and due from banks	$4,121	$5,828
Short-term investments	82,801	151,789
Total cash and cash equivalents	86,922	157,617
Interest-bearing time deposits	7,998	100
Investments in available-for-sale securities (at fair value)	34,317	6,564
Investments in held-to-maturity securities, at cost (fair values of $52,326 at December 31, 2025 and $67,505 at December 31, 2024)	55,764	73,215
Loans held-for-sale	357	—
Loans, net of allowance for credit losses of $10,255 as of December 31, 2025 and $8,884 as of December 31, 2024	1,371,819	1,136,449
Federal Home Loan Bank stock, at cost	11,852	10,000
Premises and equipment, net	3,429	3,512
Accrued interest receivable	5,214	4,015
Deferred tax assets, net	5,667	4,914
Bank-owned life insurance	15,420	14,945
Other assets	6,894	6,822
Total assets	$1,605,653	$1,418,153

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$81,497	$84,958
Interest-bearing	1,050,847	913,575
Total deposits	1,132,344	998,533
Federal Home Loan Bank advances	284,815	234,000
Other liabilities	16,560	17,352
Total liabilities	1,433,719	1,249,885
Commitments and contingencies (see Note 14)	—	—
Shareholders' Equity:
Preferred Stock, par value $0.01; Authorized: 1,000,000 shares; No shares issued or outstanding	—	—
Common Stock, par value $0.01; Authorized: 30,000,000 shares; Issued and outstanding: 8,792,719 shares and 9,095,833 shares, at December 31, 2025 and December 31, 2024, respectively	88	91
Additional paid-in capital	82,997	86,189
Retained earnings	95,617	87,845
Accumulated other comprehensive (loss) income	(896)	382
Unallocated common shares held by the Employee Stock Ownership Plan	(5,872)	(6,239)
Total shareholders' equity	171,934	168,268
Total liabilities and shareholders' equity	$1,605,653	$1,418,153

The accompanying notes are an integral part of these consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2025 and 2024

(Dollars in thousands, except share data)

	Year Ended
	December 31,
	2025	2024
Interest and dividend income:
Interest and fees on loans	$69,085	$57,852
Interest and dividends on securities	4,008	3,186
Interest on short-term investments	4,970	6,004
Interest on interest-bearing time deposits	117	3
Total interest and dividend income	78,180	67,045
Interest expense:
Interest on deposits	37,061	33,435
Interest on Federal Home Loan Bank advances	9,202	8,622
Total interest expense	46,263	42,057
Net interest and dividend income	31,917	24,988
Provision for credit losses	1,534	174
Net interest and dividend income after provision for credit losses	30,383	24,814
Noninterest income:
Customer service fees	598	577
Income from bank-owned life insurance	475	473
Net gain on sales of loans	132	119
Other income	121	57
Total noninterest income	1,326	1,226
Noninterest expense:
Salaries and employee benefits	13,188	13,062
Director compensation	797	834
Occupancy and equipment	1,102	1,033
Data processing	1,297	1,198
Computer software and licensing	441	443
Advertising and promotions	639	551
Professional fees	1,368	1,258
Federal Deposit Insurance Corporation deposit insurance	883	752
Other	1,615	1,538
Total noninterest expense	21,330	20,669
Income before income tax expense	10,379	5,371
Income tax expense	2,607	1,380
Net income	$7,772	$3,991
Share data:
Weighted average shares outstanding, basic	8,100,328	8,257,014
Weighted average shares outstanding, diluted	8,311,966	8,345,737
Basic earnings per share	$0.96	$0.48
Diluted earnings per share	$0.94	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2025 and 2024

(Dollars in thousands)

	Year Ended
	December 31,
	2025	2024

Net income	$7,772	$3,991
Other comprehensive (loss) income, net of tax:
Net change in fair value of securities available-for-sale	213	(43)
Net change in unrecognized postretirement benefit costs pertaining to supplemental executive retirement plan	(34)	14
Net change in unrecognized postretirement benefit costs pertaining to director fee continuation plan	(30)	5
Net change in fair value of cash flow hedges	(1,427)	277
Other comprehensive (loss) income, net of tax	(1,278)	253

Comprehensive income	$6,494	$4,244

The accompanying notes are an integral part of these consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Statements of Changes in Shareholders' Equity

For the Years Ended December 31, 2025 and 2024

(Dollars in thousands)

					Accumulated
	Shares of		Additional		Other	Unallocated
	Common Stock	Common	Paid in	Retained	Comprehensive	Common Stock
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Held by ESOP	Total
Balance at December 31, 2023	9,291,810	$93	$87,431	$83,854	$129	$(6,606)	$164,901
Net income	—	—	—	3,991	—	—	3,991
Other comprehensive income, net of tax	—	—	—	—	253	—	253
ESOP shares committed to be released (36,701 shares)	—	—	127	—	—	367	494
Shares repurchased under share repurchase plan	(201,216)	(2)	(2,720)	—	—	—	(2,722)
Restricted stock awards issued, net of awards withheld to cover income taxes	(593)	—	(24)	—	—	—	(24)
Stock-based compensation	—	—	1,306	—	—	—	1,306
Stock options exercised	5,832	—	69	—	—	—	69
Balance at December 31, 2024	9,095,833	$91	$86,189	$87,845	$382	$(6,239)	$168,268
Net income	—	—	—	7,772	—	—	7,772
Other comprehensive loss, net of tax	—	—	—	—	(1,278)	—	(1,278)
ESOP shares committed to be released (36,701 shares)	—	—	212	—	—	367	579
Shares repurchased under share repurchase plan	(294,669)	(3)	(4,607)	—	—	—	(4,610)
Restricted stock awards issued, net of awards withheld to cover income taxes	(726)	—	(30)	—	—	—	(30)
Restricted stock awards forfeited	(9,331)	—	(35)	—	—	—	(35)
Stock-based compensation	—	—	1,268	—	—	—	1,268
Stock options exercised	1,612	—	—	—	—	—	—
Balance at December 31, 2025	8,792,719	$88	$82,997	$95,617	$(896)	$(5,872)	$171,934

The accompanying notes are an integral part of these consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2025 and 2024

(Dollars in thousands)

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net income	$7,772	$3,991
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of securities, net	(183)	(63)
Provision for credit losses	1,534	174
Change in deferred loan costs/fees	288	276
Gain on sales of loans, net	(132)	(119)
Proceeds from sales of loans	10,205	7,905
Loans originated for sale, net	(10,430)	(7,786)
Depreciation and amortization expense	297	302
Increase in accrued interest receivable	(1,199)	(249)
Increase (decrease) in accrued interest payable	302	(16)
Increase in bank-owned life insurance	(475)	(473)
Deferred income tax benefit	(246)	(250)
ESOP expense	579	494
Stock-based compensation expense	1,233	1,306
Increase in other assets	(627)	(3,388)
Increase in other liabilities	302	4,124
Net cash provided by operating activities	9,220	6,228

Cash flows from investing activities:
Purchases of held-to-maturity securities	(28,705)	(8,874)
Proceeds from paydowns and maturities of held-to-maturity securities	46,191	12,684
Purchases of available-for-sale securities	(31,069)	(6,628)
Proceeds from paydowns and maturities of available-for-sale securities	3,753	5,029
Purchase of interest-bearing time deposits	(7,998)	(200)
Proceeds from maturities of interest bearing time deposits	100	100
Investment in low-income housing tax credit funds	(2,992)	—
Purchase of Federal Home Loan Bank Stock	(5,935)	(2,464)
Redemption of Federal Home Loan Bank Stock	4,083	2,356
Loan originations and principal collections, net	(234,309)	(89,057)
Purchase of loans	(2,806)	(8,175)
Capital expenditures	(214)	(60)
Net cash used in investing activities	(259,901)	(95,289)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	11,015	23,307
Net increase in time deposits	122,796	107,012
Proceeds from long-term Federal Home Loan Bank advances	30,815	55,000
Repayments of long-term Federal Home Loan Bank advances	(25,000)	(70,000)
Net change in short-term Federal Home Loan Bank advances	45,000	15,000
Restricted stock awards issued, net of awards surrendered	(30)	(24)
Stock options exercised	—	69
Payments for shares repurchased under share repurchase plan	(4,610)	(2,722)
Net cash provided by financing activities	179,986	127,642

Net (decrease) increase in cash and cash equivalents	(70,695)	38,581
Cash and cash equivalents at beginning of year	157,617	119,036
Cash and cash equivalents at end of period	$86,922	$157,617

Supplemental disclosures:
Interest paid	$46,565	$42,041
Income taxes paid
Federal	$2,000	$1,095
Massachusetts	$730	$467
Jurisdictions below five percent of total income taxes paid	$25	$4

The accompanying notes are an integral part of these consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025

Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS

ECB Bancorp, Inc., a Maryland corporation (the “Company”), is a bank holding company, the subsidiary of which is Everett Co-operative Bank (the “Bank”), a state chartered bank. The Bank was founded in 1890 and is headquartered in Everett, Massachusetts. The Bank operates its business from its main office, two branches and a separate administrative office, all located in eastern Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in one-to-four family residential real estate loans, commercial real estate and multifamily real estate loans, construction and land loans and home equity lines of credit and loans. To a lesser extent we also originate commercial business loans and consumer loans.

CONVERSION

On March 9, 2022, the Board of Directors of the Bank adopted a Plan of Conversion under which the Bank would convert from a Massachusetts mutual co-operative bank into a Massachusetts stock co-operative bank and become the wholly-owned subsidiary of a newly chartered stock holding company, the Company. The Plan of Conversion received the required approvals of various regulatory agencies and the Plan of Conversion was approved by the required vote of more than two-thirds of the Bank’s depositors present and voting at a special meeting of depositors held on May 5, 2022. The Bank’s mutual to stock conversion and the Company’s stock offering were consummated on July 27, 2022. In the offering, the Company sold 8,915,247 shares of common stock at a per share price of $10.00 for gross offering proceeds of $89.2 million. Additionally, the Company contributed 260,000 shares and $600,000 in cash to the Everett Co-operative Bank Charitable Foundation (the “Foundation”).

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

Principles of Consolidation

The consolidated financial statements of the Company include the balances and results of operations of its wholly-owned subsidiary Everett Co-operative Bank (the "Bank") as well as First Everett Securities Corporation, a wholly-owned subsidiary of the Bank, engaged principally in the buying and holding of investment securities. Intercompany transactions and balances have been eliminated in consolidation.

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

The Company has historically been required to maintain certain vault cash and/or deposits with the Federal Reserve Bank of Boston. However, no reserve is required at December 31, 2025 or 2024.

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

•

Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings. The Company had no securities classified as trading securities at December 31, 2025 and 2024.

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

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the security is determined to be uncollectible, or when either of the afore-mentioned criteria surrounding intent or requirement to sell have been met. No allowance for credit losses was recorded for AFS securities as of December 31, 2025 and 2024.

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of amortized cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance and recorded in noninterest income. Fair value is based on committed secondary market prices. No losses have been recorded during 2025 or 2024. Gains or losses on sales of mortgage loans are recognized in the Consolidated Statements of Income at the time of sale. Interest income is recognized on loans held for sale between the time the loan is funded and the loan is sold. Direct loan origination costs and fees are deferred upon origination and are recognized in the Consolidated Statements of Income on the date of sale.

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

Loans that do not share similar risk characteristics with any pools of assets are subject to individual evaluation and are removed from the collectively assessed pools to avoid double counting. This generally includes loans on non-accrual status and loans that are 90 days or greater past due. For the loans that will be individually evaluated, the Company will use either a discounted cash flow (“DCF”) approach or a fair value of collateral approach. The latter approach will be used for loans deemed to be collateral dependent or when foreclosure is probable.

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

Bank Owned Life Insurance

The Company holds bank-owned life insurance on the lives of certain participating employees. The amount reported as an asset on the Consolidated Balance Sheets is the sum of the cash surrender values ("CSV") reported to the Company by the various insurance carriers. Increases in the cash surrender value of life insurance policies, as well as benefits received net of any cash surrender value, are recorded in other noninterest income, and are generally not subject to income taxes. The Company reviews the financial strength of the insurance carriers prior to the purchase of life insurance policies and no less than annually thereafter. Regulatory requirements limit the total amount of CSV to be held with any individual carrier to 15% of Tier 1 capital (as defined for regulatory purposes) and the total CSV of all life insurance policies is limited to 25% of Tier 1 capital.

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

Other Real Estate Owned

Real estate properties and other assets, which have served as collateral to secure loans, are held for sale and are initially recorded at fair value less estimated costs to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated costs to sell) of the foreclosed asset is charged to the allowance for credit losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the valuation allowance, but not below zero. Upon a sale of a foreclosed asset, any excess of the carrying value over the sale proceeds is recognized as a loss on sale. Any excess of sale proceeds over the carrying value of the foreclosed asset is first applied as a recovery to the valuation allowance, if any, with the remainder being recognized as a gain on sale. Operating expenses and changes in the valuation allowance relating to foreclosed assets are recorded in other noninterest expense. The Company held no other real estate owned as of December 31, 2025 and 2024.

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

The Company has evaluated the positions taken on its tax returns filed and the potential impact on its tax status as of December 31, 2025. The Company has concluded no uncertain income tax positions exist at December 31, 2025. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the 2022 through 2024 tax years.

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

The Company qualifies as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012 and may elect to defer the adoption of new or revised accounting standards until the nonpublic company effective dates.

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments require that public business entities on an annual basis disclose specific categories in the rate reconciliation. ASU 2023-09 also requires entities to provide additional information for reconciling items that meet a quantitative threshold. The Company adopted ASU 2023-09 as of December 31, 2025 with no significant impact on our income tax disclosures.

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

NOTE 3 – INVESTMENTS IN SECURITIES

Available-for-Sale Securities

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The following tables summarize the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses for available-for-sale at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Available-for-sale	Cost	Gains	Losses	Losses	Value
	(in thousands)
As of December 31, 2025
Mortgage-backed securities	$6,411	$51	$(3)	$—	$6,459
Collateralized mortgage obligations	10,937	48	(37)	—	10,948
Corporate bonds	16,732	225	(47)	—	16,910
Total available-for-sale securities	$34,080	$324	$(87)	$—	$34,317
As of December 31, 2024
Mortgage-backed securities	$4,164	$—	$(38)	$—	$4,126
Collateralized mortgage obligations	1,452	—	(14)	—	1,438
Corporate bonds	1,000	—	—	—	1,000
Total available-for-sale securities	$6,616	$—	$(52)	$—	$6,564

The Company did not record a provision for estimated credit losses on any available-for-sale securities for the years ended December 31, 2025 or  December 31, 2024. Excluded from the table above is accrued interest on available-for-sale securities of $335,000 and $16,000 at December 31, 2025 and December 31, 2024, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities for the years ended December 31, 2025 and December 31, 2024. No securities held by the Company were delinquent on contractual payments at December 31, 2025 and December 31, 2024, nor were any securities placed on non-accrual status for the year then ended.

The aggregate fair value and unrealized losses of available-for-sale securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and have no allowance for credit losses, are as follows as of December 31, 2025 and December 31, 2024:

		Less than 12 Months		12 Months or Longer		Total
	# of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Holdings	Value	Losses	Value	Losses	Value	Losses
				(in thousands)
As of December 31, 2025
Available-for-Sale:
Mortgage-backed securities	1	$—	$—	$1,362	$(3)	$1,362	$(3)
Collateralized mortgage obligations	3	3,778	(15)	1,405	(22)	5,183	(37)
Corporate bonds	4	7,666	(47)	—	—	7,666	(47)
Total	8	$11,444	$(62)	$2,767	$(25)	$14,211	$(87)
As of December 31, 2024
Available-for-Sale:
Mortgage-backed securities	2	$4,126	$(38)	$—	$—	$4,126	$(38)
Collateralized mortgage obligations	1	1,438	(14)	—	—	1,438	(14)
Total	3	$5,564	$(52)	$—	$—	$5,564	$(52)

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Held-to-Maturity Securities

The following tables summarize the amortized cost, allowance for credit losses, and fair value of securities and their corresponding amounts of unrealized gains and losses for held-to-maturity at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Held-to-maturity:	Cost	Gains	Losses	Losses	Value
	(in thousands)
As of December 31, 2025
Mortgage-backed securities	$36,645	$88	$(3,453)	$—	$33,280
Corporate bonds	19,119	262	(335)	—	19,046
Total held-to-maturity securities	$55,764	$350	$(3,788)	$—	$52,326
As of December 31, 2024
Debt securities issued by U.S. government-sponsored enterprises	$5,588	$—	$(138)	$—	$5,450
Mortgage-backed securities	44,261	20	(5,334)	—	38,947
Corporate bonds	17,899	192	(471)	—	17,620
U.S. Treasury securities	5,467	21	—	—	5,488
Total held-to-maturity securities	$73,215	$233	$(5,943)	$—	$67,505

The Company measures expected credit losses on held to maturity securities on a collective basis by major security type. Management classifies the held-to-maturity portfolio into the following major security types: U.S. Government Sponsored Enterprises, U.S. Treasury, Agency Mortgage-Backed Securities, and Corporate Bonds.

Debt securities issued by U.S. government-sponsored enterprises, U.S. Treasury securities and mortgage-backed securities are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation. The Company's investments in corporate bonds are deemed “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery. Therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the year ended December 31, 2025 and December 31, 2024. Excluded from the table above is accrued interest on held to maturity securities of $237,000 and $378,000 at December 31, 2025 and 2024. respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities for the year ended December 31, 2025 and December 31, 2024. No securities held by the Company were delinquent on contractual payments at December 31, 2025 or  December 31, 2024, nor were any securities placed on non-accrual status for the year then ended.

Held-to-Maturity and Available-for-Sale Securities

The actual maturities of certain available-for-sale or held-to-maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available-for-sale and held-to-maturity securities as of December 31, 2025 is presented below:

	Available-
	for-sale	Held-to-maturity
	Fair	Amortized	Fair
	Value	Cost Basis	Value
	(in thousands)
Within 1 year	$1,362	$7,521	$7,479
After 1 year through 5 years	9,773	9,625	9,737
After 5 years through 10 years	11,330	8,216	7,941
After 10 years	11,852	30,402	27,169
Total	$34,317	$55,764	$52,326

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of securities during the years ended December 31, 2025 or 2024.

The carrying value of securities pledged to secure advances from the FHLB were $48.5 million and $55.5 million as of December 31, 2025 and December 31, 2024, respectively.

The carrying value of securities pledged to secure advances from the Federal Reserve Bank (“FRB”) was $18.7 million and $16.0 million as of December 31, 2025 and December 31, 2024, respectively.

NOTE 4 – LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

Loans consisted of the following as of the dates indicated:

	At December 31,		At December 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$473,394	34.2%	$422,841	36.9%
Multi-family	425,428	30.8	343,970	30.0
Commercial	336,412	24.3	228,991	20.0
Home equity lines of credit and loans	49,866	3.6	45,154	4.0
Construction	88,957	6.4	90,894	7.9
Other loans:
Commercial	7,938	0.6	13,844	1.2
Consumer	869	0.1	141	0.0
	1,382,864	100.0%	1,145,835	100.0%
Less:
Net deferred loan fees	(790)		(502)
Allowance for credit losses	(10,255)		(8,884)
Total loans, net	$1,371,819		$1,136,449

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of December 31, 2025 and 2024, accrued interest receivable for loans totaled $4.6 million and $3.5 million, respectively, and is included in the "Accrued interest receivable" line item on the Company's Consolidated Balance Sheets.

The Company elected to exclude net deferred loan fees from the amortized cost basis of loans disclosed throughout this footnote.

The carrying value of loans pledged to secure advances from the FHLB was $920.9 million and $744.6 million as of December 31, 2025 and December 31, 2024, respectively.

The carrying value of loans pledged to secure advances from the FRB was $114.7 million as of December 31, 2025. There were no loans pledged to the FRB at December 31, 2024.

The following tables set forth information regarding the allowance for credit losses as of and for the years ended December 31, 2025 and December 31, 2024:

	For the year ended December 31, 2025
	Beginning			Provision	Ending
	Balance	Charge-offs	Recoveries	(benefit)	Balance
	(in thousands)
Real estate loans:
One-to-four family residential	$2,928	$—	$—	$141	$3,069
Multi-family	2,422	—	—	(162)	2,260
Commercial	2,260	—	—	1,380	3,640
Home equity lines of credit and loans	118	—	—	52	170
Construction	1,036	—	—	(27)	1,009
Other loans:
Commercial	119	(81)	—	64	102
Consumer	1	(6)	1	9	5
Total	$8,884	$(87)	$1	$1,457	$10,255

	For the year ended December 31, 2024
	Beginning			(Benefit)	Ending
	Balance	Charge-offs	Recoveries	provision	Balance
	(in thousands)
Real estate loans:
One-to-four family residential	$3,555	$—	$—	$(627)	$2,928
Multi-family	1,190	—	—	1,232	2,422
Commercial	1,636	—	—	624	2,260
Home equity lines of credit and loans	321	—	—	(203)	118
Construction	1,757	—	—	(721)	1,036
Other loans:
Commercial	131	—	—	(12)	119
Consumer	1	(4)	1	3	1
Total	$8,591	$(4)	$1	$296	$8,884

During the year ended December 31, 2025, the total provision for losses was $1,534,000 of which $1,457,000 relates to the provision for losses on loans while $77,000 relates to the provision for losses on off-balance sheet commitments. During the year ended December 31, 2024, the total provision for losses was $174,000 of which $296,000 relates to the provision for losses on loans while ($122,000) relates to a benefit for losses on off-balance sheet commitments.

The following table shows the age analysis of past due loans as of the dates indicated:

							90 days
	30–59	60–89	90 Days	Total	Total	Total	or more	Loans on
	Days	Days	or More	Past Due	Current	Loans	and accruing	Non-accrual
	(in thousands)
As of December 31, 2025
Real estate loans:
One-to-four family residential	$519	$104	$—	$623	$472,771	$473,394	$—	$1,096
Multi-family	—	—	—	—	425,428	425,428	—	—
Commercial	246	—	—	246	336,166	336,412	—	—
Home equity lines of credit and loans	370	—	3	373	49,493	49,866	—	43
Construction	—	—	—	—	88,957	88,957	—	—

Other loans:
Commercial	—	—	—	—	7,938	7,938	—	—
Consumer	—	—	—	—	869	869	—	—
	$1,135	$104	$3	$1,242	$1,381,622	$1,382,864	$—	$1,139

							90 days
	30–59	60–89	90 Days	Total	Total	Total	or more	Loans on
	Days	Days	or More	Past Due	Current	Loans	and accruing	Non-accrual
	(in thousands)
As of December 31, 2024
Real estate loans:
One-to-four family residential	$1,260	$—	$1,077	$2,337	$420,504	$422,841	$—	$1,872
Multi-family	—	—	—	—	343,970	343,970	—	—
Commercial	—	—	—	—	228,991	228,991	—	—
Home equity lines of credit and loans	405	—	85	490	44,664	45,154	—	85
Construction	—	—	—	—	90,894	90,894	—	—

Other loans:
Commercial	—	—	—	—	13,844	13,844	—	—
Consumer	—	—	—	—	141	141	—	—
	$1,665	$—	$1,162	$2,827	$1,143,008	$1,145,835	$—	$1,957

As of December 31, 2025, the Company's collateral-dependent residential real estate loans and home equity lines of credit and loans had amortized cost bases of $1.1 million and $43,000, respectively. These loans are secured by real estate with no related allowance for credit losses.

As of December 31, 2024, the Company's collateral-dependent residential real estate loans and home equity lines of credit and loans had amortized cost bases of $1.9 million and $85,000, respectively. These loans are secured by real estate with no related allowance for credit losses.

The following table shows information regarding nonaccrual loans as of the dates indicated:

	As of December 31, 2025			Year Ended December 31, 2025
	With an Allowance	Without an Allowance		Interest Income
	for Credit Losses	for Credit Losses	Total	Recognized
	(in thousands)
December 31, 2025
Real estate loans:
One-to-four family residential	$—	$1,096	$1,096	$74
Home equity lines of credit and loans	—	43	43	25
Total nonaccrual loans	$—	$1,139	$1,139	$99

	As of December 31, 2024			Year Ended December 31, 2024
	With an Allowance	Without an Allowance		Interest Income
	for Credit Losses	for Credit Losses	Total	Recognized
	(in thousands)
December 31, 2024
Real estate loans:
One-to-four family residential	$—	$1,872	$1,872	$53
Home equity lines of credit and loans	—	85	85	1
Total nonaccrual loans	$—	$1,957	$1,957	$54

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

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of December 31, 2025 and December 31, 2024:

							Revolving Loans	Revolving Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized Cost Basis	Converted to Term	Total
	2025	2024	2023	2022	2021	Prior
As of December 31, 2025	(in thousands)
One-to-four family residential
Pass	$40,466	$9,290	$13,941	$33,430	$14,226	$14,488	$—	$—	$125,841
Special Mention	—	—	519	—	—	629	—	—	1,148
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	44,560	25,284	41,495	76,803	64,756	93,507	—	—	346,405
Total	$85,026	$34,574	$55,955	$110,233	$78,982	$108,624	$—	$—	$473,394

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$87,627	$26,358	$51,235	$207,128	$24,712	$16,769	$11,599	$—	$425,428
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$87,627	$26,358	$51,235	$207,128	$24,712	$16,769	$11,599	$—	$425,428

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$102,619	$24,301	$38,665	$96,593	$24,203	$41,656	$8,375	$—	$336,412
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$102,619	$24,301	$38,665	$96,593	$24,203	$41,656	$8,375	$—	$336,412

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$—	$196	$319	$—	$—	$—	$7,099	$—	$7,614
Special Mention	—	—	—	—	—	3	90	—	93
Substandard	—	—	—	—	—	—	99	—	99
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	142	170	347	25	2	54	40,760	560	42,060
Total	$142	$366	$666	$25	$2	$57	$48,048	$560	$49,866

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$39,339	$37,484	$7,603	$—	$—	$2,988	$—	$—	$87,414
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	790	753	—	—	—	—	—	—	1,543
Total	$40,129	$38,237	$7,603	$—	$—	$2,988	$—	$—	$88,957

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$355	$4,500	$213	$2,091	$258	$159	$362	$—	$7,938
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$355	$4,500	$213	$2,091	$258	$159	$362	$—	$7,938

Current-period gross charge-offs	$—	$—	$—	$—	$—	$16	$65	$—	$81

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	705	6	8	20	31	4	95	—	869
Total	$705	$6	$8	$20	$31	$4	$95	$—	$869

Current-period gross charge-offs	$6	$—	$—	$—	$—	$—	$—	$—	$6

							Revolving Loans	Revolving Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized Cost Basis	Converted to Term	Total
	2024	2023	2022	2021	2020	Prior
As of December 31, 2024	(in thousands)
One-to-four family residential
Pass	$8,351	$12,065	$34,466	$15,123	$3,979	$11,766	$—	$—	$85,750
Special Mention	—	—	—	—	636	771	—	—	1,407
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	30,905	46,491	84,245	68,818	48,728	56,497	—	—	335,684
Total	$39,256	$58,556	$118,711	$83,941	$53,343	$69,034	$—	$—	$422,841

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$24,006	$55,612	$201,562	$35,315	$8,611	$8,792	$10,072	$—	$343,970
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$24,006	$55,612	$201,562	$35,315	$8,611	$8,792	$10,072	$—	$343,970

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$28,614	$40,935	$82,054	$25,215	$15,447	$32,071	$4,655	$—	$228,991
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$28,614	$40,935	$82,054	$25,215	$15,447	$32,071	$4,655	$—	$228,991

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$199	$323	$—	$—	$—	$—	$8,083	$—	$8,605
Special Mention	—	—	—	—	—	10	322	—	332
Substandard	—	—	—	—	—	—	99	—	99
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	176	382	27	7	—	71	34,618	837	36,118
Total	$375	$705	$27	$7	$—	$81	$43,122	$837	$45,154

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$30,986	$19,398	$32,483	$2,493	$—	$2,988	$—	$—	$88,348
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	1,116	1,430	—	—	—	—	—	—	2,546
Total	$32,102	$20,828	$32,483	$2,493	$—	$2,988	$—	$—	$90,894

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$4,501	$4,410	$2,597	$340	$—	$195	$1,801	$—	$13,844
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$4,501	$4,410	$2,597	$340	$—	$195	$1,801	$—	$13,844

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	7	16	29	39	—	6	44	—	141
Total	$7	$16	$29	$39	$—	$6	$44	$—	$141

Current-period gross charge-offs	$4	$—	$—	$—	$—	$—	$—	$—	$4

(1) All loans not formally rated were accruing as of  December 31, 2025. Non-accrual loans that were not formally rated amounted to $526,000 as of  December 31, 2024.

At December 31, 2025, the Company had no consumer mortgage loans secured by residential real estate property in the process of foreclosure. At December 31, 2024, the Company had one consumer mortgage loan secured by residential real estate property in the process of foreclosure for $335,000.

For the years ended December 31, 2025 and December 31, 2024, the Company did not provide loan modifications involving borrowers that are experiencing financial difficulty. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification, if applicable. The Allowance for Credit Losses ("ACL") incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. Because the effect of most modifications made to borrowers experiencing financial difficulty would already be included in the ACL as a result of the measurement methodologies used to estimate the allowance, a change in the ACL is generally not recorded upon modification.

NOTE 5 – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	2025	2024
	(in thousands)

Banking premises and equipment:
Land	$594	$594
Buildings and improvements	5,715	5,696
Leasehold improvements	351	351
Furniture and equipment	1,822	1,754
Total cost	8,482	8,395
Accumulated depreciation and amortization	(5,053)	(4,883)
Net premises and equipment	$3,429	$3,512

Depreciation and amortization expense for the years ended December 31, 2025 and 2024 amounted to $297,000 and $302,000, respectively.

NOTE 6 – LEASES

The Company has operating leases for office space and two branch locations. These leases have remaining lease terms of one year to five years and certain of these leases have options to extend the lease for up to fifteen years. The options to extend have been included in the lease term if it was determined that it was reasonably certain that the Company will exercise the option.

All of the Company's leases are classified as operating leases. The right-of-use assets and corresponding lease liabilities are classified within “other assets” and “other liabilities,” respectively, in the accompanying consolidated balance sheets.

As of the dates indicated, the Company had the following related to operating leases:

	As of December 31, 2025	As of December 31, 2024
	(Dollars in thousands)

Right-of-use assets	$1,633	$1,149
Lease liabilities	1,693	1,200

Lease expense for the years ended December 31, 2025 and December 31, 2024 amounted to $203,000 and $200,000, respectively.

The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company's lease agreements include options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use assets and lease liabilities. The weighted average remaining lease term for operating leases at December 31, 2025 and 2024 was 10.0 years and 7.6 years, respectively. The weighted average discount rate was 4.58% and 4.28% at December 31, 2025 and 2024, respectively.

The following table sets forth the remaining minimum rental payments related to operating leases outstanding as of December 31, 2025.

As of December 31, 2025
Year	(in thousands)
2026	$237
2027	249
2028	213
2029	205
2030	208
Thereafter	1,064
Total minimum lease payments	2,176
Less: amount representing interest	483
Present value of future minimum lease payments	$1,693

NOTE 7 – DEPOSITS

The aggregate amount of time deposit accounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit (currently $250,000) at December 31, 2025 and 2024 was $334.8 million and $258.7 million, respectively.

The aggregate amount of brokered time deposits at December 31, 2025 and 2024 was $134.0 million and $125.6 million, respectively. All brokered time deposits are in denominations less than $250,000.

For time deposits as of December 31, 2025, the scheduled maturities for each of the following years ended December 31 are (in thousands):

2026	$542,786
2027	143,921
2028	28,170
2029	8,715
2030	4,719
Total	$728,311

NOTE 8 – BORROWINGS

Borrowings consist of advances borrowed from the FHLB.

Maturities of advances from the FHLB for the years ending after December 31, 2025 and December 31, 2024 are summarized as follows (dollars in thousands):

2025			2024
		Weighted Average			Weighted Average
Stated Maturity	Total Outstanding	Contractual Rate	Stated Maturity	Total Outstanding	Contractual Rate

2026	$79,815	3.69%	2025	$25,000	4.52%
2027	95,000	3.95	2026	4,000	0.82
2028	65,000	4.20	2027	95,000	3.95
2029	20,000	3.79	2028	65,000	4.20
2030	25,000	3.38	2029	45,000	3.58
Total	$284,815	3.87%	Total	$234,000	3.96%

Certain borrowings from the FHLB are callable by the FHLB prior to maturity.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family, multifamily and commercial real estate properties and other qualified assets.

At December 31, 2025 and 2024, the interest rates on FHLB advances ranged from 0.82% to 4.95% and 0.82% to 4.95%, respectively.

At December 31, 2025 and 2024, the Bank had a $2.2 million line of credit established with the FHLB. There were no advances on this line. The available borrowing capacity with the FHLB was $395.4 million as of December 31, 2025 and $328.5 million as of December 31, 2024.

At December 31, 2025 and 2024, the Bank had a $15.0 million and $10.0 million line of credit established with the Atlantic Community Bankers Bank, respectively. There were no advances on this line.

At December 31, 2025 and 2024, the Bank had a line of credit established with the FRB with unused borrowing capacity of $75.7 million and $15.1 million, respectively

NOTE 9 – EMPLOYEE BENEFIT PLANS

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

Total expense related to the 401(k) plan for the years ended December 31, 2025 and 2024 amounted to $551,000 and $473,000, respectively.

Employee Incentive Plan

The Company provides an employee incentive plan which is approved annually by the Board of Directors, based on various factors. The employee incentive plan expense for the years ended December 31, 2025 and 2024 amounted to $1,708,000 and $1,557,000, respectively.

Supplemental Executive Retirement Plan (SERP)

The Bank has a SERP for certain former executive officers. The SERP provides nonfunded retirement benefits designed to supplement benefits available through the Bank’s other retirement plans for employees. The liability for the SERP amounted to $1,012,000 and $1,029,000 at December 31, 2025 and 2024, respectively.

Director Fee Continuation Plan (DFCP)

The Bank has established a DFCP which provides supplemental retirement benefits for directors. Under the DFCP, individuals who are directors as of the effective date of the DFCP are 100% vested in their benefits. Individuals who become directors after the effective date become fully vested in their accounts after having served on the Board of Directors for twelve years. Effective  December 2025, the plan was amended and frozen so that only directors serving on the Board of Directors as of the closing of the initial public offering are eligible to participate in the plan.

The following tables set forth information about the SERP and DFCP as of December 31 and the years then ended:

	2025		2024
	SERP	DFCP	SERP	DFCP
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,029	$834	$1,106	$769
Service cost	—	71	7	94
Interest cost	51	42	49	34
Actuarial loss (gain)	42	24	(25)	(23)
Benefits paid	(110)	(60)	(108)	(40)
Benefit obligation at end of year	1,012	911	1,029	834
Funded status	(1,012)	(911)	(1,029)	(834)

Amounts recognized in accumulated other comprehensive income as of December 31, 2025 and 2024, before tax effect, consist of:

	2025		2024
	SERP	DFCP	SERP	DFCP
	(in thousands)

Net gain	$(50)	$(63)	$(99)	$(104)

The accumulated benefit obligation and unfunded status of the SERP was $1,012,000 and $1,029,000 at December 31, 2025 and 2024, respectively, and is classified within “other liabilities” in the accompanying consolidated balance sheets. The accumulated benefit obligation and unfunded status of the DFCP was $911,000 and $834,000 at December 31, 2025 and 2024, respectively, and is classified within “other liabilities” in the accompanying consolidated balance sheets.

Assumptions used to determine the benefit obligation at December 31 are as follows:

	2025		2024
	SERP	DFCP	SERP	DFCP

Discount rate	4.89%	4.81%	5.27%	5.24%

Components of net periodic cost (benefit) and other comprehensive loss (income) for the years ended December 31 are as follows:

	2025		2024
	SERP	DFCP	SERP	DFCP
	(in thousands)
Components of net periodic cost
Service cost	$—	$71	$7	$94
Interest cost	51	42	49	34
Amortization of net actuarial gain	(6)	(17)	(5)	(16)
Net periodic cost	45	96	51	112

Other changes in benefit obligations recognized as other comprehensive loss (income):
Net actuarial loss (gain)	$43	$24	$(25)	$(23)
Amortization of net actuarial loss	6	17	5	16
Total other comprehensive loss (income)	49	41	(20)	(7)

Total net periodic cost and other comprehensive loss	$94	$137	$31	$105

The components of net periodic benefit cost attributable to service cost for the SERP and DFCP are included in the line items "salaries and employee benefits" and "director compensation," respectively. The components of net periodic benefit cost other than the service cost component are included in the line item “other expense” in the income statement.

Assumptions used to determine the net periodic cost for years ended December 31 are as follows:

	2025		2024
	SERP	DFCP	SERP	DFCP

Discount rate	5.27%	5.24%	4.66%	4.58%

Estimated future benefit payments, which reflect expected future service, as appropriate, as of December 31, 2025 are as follows:

	SERP	DFCP
	(in thousands)
2026	$110	$60
2027	110	100
2028	107	100
2029	106	100
2030	96	80
Years 2031 through 2035	417	558

Supplemental Executive Retirement Agreement

On January 1, 2018, the Company entered into a supplemental executive retirement agreement with an executive officer whereby the Company is obligated to provide post-retirement salary continuation benefits equal to 60% of the executive officer’s final average compensation, as defined. Benefits are 100% vested, commence upon retirement, and are payable based on a ten-year certain and life annuity. The liability for the Plan amounted to $3,507,000 and $3,385,000 as of December 31, 2025 and 2024, respectively. The expense recognized for the Plan for the years ended December 31, 2025 and 2024 amounted to $122,000 and $185,000, respectively.

Executive Deferred Compensation Plans

The Company has entered into deferred compensation plans with three executive officers that allow the Company to make contributions to an account for the executive officers each year, as of January 1, based on the prior year’s performance and the Company's intent is that the contribution equal 10% of the executive officers' salaries and bonuses. The Company may make other contributions to the deferred compensation plans, at its discretion, at other times during the year. The expense recognized under the deferred compensation plans for the years ended December 31, 2025 and 2024 amounted to $137,000 and $94,000, respectively. The liability for the Executive Deferred Compensation Plans amounted to $410,000 and $273,000 as of December 31, 2025 and 2024, respectively.

Deferred Compensation Plan for Directors

The Company maintains the Everett Co-operative Bank Deferred Compensation Plan for Directors (the “Director Deferred Compensation Plan”) to allow for certain tax planning opportunities and additional retirement income for directors of the Company. All non-employee directors are eligible to participate in the Director Deferred Compensation Plan. Under the Director Deferred Compensation Plan, directors may elect to defer the receipt of up to 100% of their director fees. Participants are always 100% vested in their deferred fees and any interest credited to those deferrals. Earnings are credited to a participant’s deferrals each year and are indexed annually to the highest certificate of deposit rate offered by the Bank on January 1st of each year. The liability for the Director Deferred Compensation Plan amounted to $760,000 and $748,000 as of December 31, 2025 and 2024, respectively.

Survivor Benefit Plan

The Company entered into Survivor Benefit Plan Participation Agreements with a group of employees whereby the Company is obligated to provide up to two years of recognized compensation, as defined, to the beneficiary if the participant dies while employed by the Company. There was no expense recognized during 2025 or 2024.

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

Total compensation expense recognized in connection with the ESOP was $579,000 and $494,000 for the years ended December 31, 2025 and 2024, respectively. The following table presents share information held by the ESOP:

	As of December 31, 2025	As of December 31, 2024
	(Dollars in thousands)

Allocated shares	138,301	107,139
Shares committed to be released	—	—
Unallocated shares	587,216	623,917
Total shares	725,517	731,056
Fair value of unallocated shares	$10,212	$9,259

NOTE 10 – STOCK-BASED COMPENSATION

On September 7, 2023, the Company adopted the ECB Bancorp, Inc. 2023 Equity Incentive Plan ("2023 Equity Plan”). The 2023 Equity Plan authorizes 1,248,133 shares of common stock for equity based compensation awards including restricted stock awards, restricted stock units, stock options, and incentive stock options. As of December 31, 2025, there were 208,716 shares available for future grants.

Stock-Based Compensation - Stock Options

On September 8, 2023, the Company granted 174,960 stock options to non-employee directors with a contractual term of 10 years. On October 31, 2023, the Company granted 589,009 stock options to employees with a contractual term of 10 years. The stock options vest in equal annual installments over a five-year period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted for the year ended December 31, 2025 or 2024. The following table represents stock option activities for the period indicated:

	Year Ended December 31, 2025
	Outstanding and exercisable				Non-vested
			Weighted-Average				Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate		Weighted-Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Term (years)	Intrinsic Value ($1000)	Shares	Exercise Price	Term (years)	Intrinsic Value ($1000)
Balance at beginning of period	146,962	$10.45			611,175	$10.50
Granted	—	—			—	—
Vested	146,962	10.45			(146,962)	10.45
Exercised	(5,832)	11.80			—	—
Forfeited or expired	—	—			(23,328)	11.80
Balance at end of period	288,092	$10.43	7.81	$2,006	440,885	$10.45	7.81	$3,058

The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date.

Stock-Based Compensation - Restricted Stock Awards

The restricted stock awards are measured based on grant-date fair value, which reflects the closing price of our stock on the date of grant. All of the restricted stock awards which have been granted to date vest over five years in equal portions beginning on the first anniversary date of the restricted stock award, except the restricted stock awards granted in 2025 which vest in one year.

The following table represents information regarding non-vested restricted stock award activities for the periods indicated:

	Year Ended December 31, 2025		Year Ended December 31, 2024
		Weighted-Average		Weighted-Average
		Grant Date Fair		Grant Date Fair
	Number of Shares	Value Per Share	Number of Shares	Value Per Share
Balance at beginning of period	245,766	$10.51	305,957	$10.50
Granted	1,150	17.39	1,000	13.00
Vested	(59,059)	10.46	(61,191)	10.50
Forfeited	(9,331)	11.80	—	—
Balance at end of period	178,526	$10.51	245,766	$10.51

The following table represents the compensation expense and income tax benefit recognized for stock options and restricted stock awards for the periods indicated:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(in thousands)
Stock-based compensation expense
Stock options	$623	$661
Restricted stock awards, net of forfeitures	610	645
Total stock-based compensation expense	$1,233	$1,306
Related tax benefits recognized in earnings	$332	$280

The following table sets forth the total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	Weighted average period	Amount	Weighted average period

Stock options	$1,767	2.8	$2,501	3.8
Restricted stock awards	1,749	2.8	2,449	3.8
Total	$3,516		$4,950

NOTE 11 – INCOME TAXES

The components of income tax expense are as follows for the years ended December 31:

	2025	2024
	(in thousands)
Current:
Federal	$2,026	$1,193
State	827	437
	2,853	1,630
Deferred:
Federal	(162)	(185)
State	(113)	(65)
Change in valuation allowance	29	—
	(246)	(250)
Total income tax expense	$2,607	$1,380

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	2025		2024
	(dollars in thousands)

Statutory tax rates	$2,180	21.0%	$1,128	21.0%
Increase (decrease) in tax resulting from:
State tax, net of federal tax benefit	564	5.4	300	5.6
Bank-owned life insurance	(100)	(1.0)	(99)	(1.8)
Stock-based compensation	52	0.5	54	1.0
Tax credits	(131)	(1.3)	—	—
Change in valuation allowance	29	0.3	—	—
Other, net	13	0.2	(3)	(0.1)
Effective tax rates	$2,607	25.1%	$1,380	25.7%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2025	2024
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$3,083	$2,676
Employee benefit plans	2,504	2,375
ESOP	91	60
Lease liability	17	14
Net unrealized holding loss on available-for-sale securities	—	12
Interest on non-performing loans	4	10
Charitable contribution carryover	79	391
Stock-based compensation	82	—
Cash flow hedge	450	—
Other	—	66
Valuation allowance	(29)	—
Gross deferred tax assets	6,281	5,604

Deferred tax liabilities:
Depreciation	(272)	(308)
Unrecognized employee benefit costs under ASC 715-10	(32)	(57)
Net deferred loan costs	(246)	(184)
Stock-based compensation	—	(33)
Net unrealized holding gain on available-for-sale securities	(64)	—
Cash flow hedge	—	(108)
Gross deferred tax liabilities	(614)	(690)

Net deferred tax asset	$5,667	$4,914

The federal income tax reserve for credit losses at the Company’s base year amounted to $1,876,000 as of December 31, 2025 and 2024. If any portion of the reserve is used for purposes other than to absorb the losses for which it was established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year it is used. As the Company intends to use the reserve only to absorb credit losses, a deferred income tax liability of approximately $527,000 has not been provided as of December 31, 2025 and 2024.

At December 31, 2025 and December 31, 2024, the Company had a charitable contribution carryover of $160,000 and $1,356,000, respectively, which expires on December 31, 2027. Valuation allowance recorded against the related deferred tax assets was $29,000 for the year ended December 31, 2025. There was no valuation allowance recorded for the year ended December 31, 2024.

NOTE 12 – RELATED PARTY TRANSACTIONS

During 2018, the Company entered into a lease agreement with a related party for office space. The initial lease term expired in February 2023 and contains a five year option to extend, as well as a cancellation clause permitting the Company to cancel the lease anytime during the initial term with sixty days’ notice. In February of 2022, the lease was amended to replace the five year option to extend with three options to extend the term of two years, two years and one year. In 2023, the Company executed the two year lease extension option. In August of 2024, the Company extended the lease through February 2027. Annual rent is $48,000, payable monthly, not including an annual tenant improvement credit of $18,000. The Company is responsible for a portion of common area charges, as well as other customary leasehold costs. Net annual rental payments amounted to $32,000 and $30,000 for 2025 and 2024, respectively.

In addition, during February 2022, a new lease agreement was entered into with the related party for additional office space. The initial lease term expired in February 2023 and contains three options to extend the term of two years, two years and one year. The first two year option was exercised during 2022. In August of 2024, the Company extended the lease through February 2027. Annual rent is $28,000, payable monthly. The Company is responsible for a portion of common area charges, as well as other customary leasehold costs. Net annual rental payments amounted to $29,000 and $28,000 for 2025 and 2024, respectively.

The Company utilizes the services of a law firm that is a related party for loan closings and related matters as well as general corporate legal matters. Fees for the years ended December 31, 2025 and December 31, 2024 were $119,000 and $117,000, respectively. Fees paid by the Company amounted to $78,000 and $67,000 for 2025 and 2024, respectively. The other fees were paid by borrowers, or paid by the Company and then reimbursed by borrowers.

The Company utilizes the services of one of the members of the Board of Directors of the Company for loan closings and related matters. Fees for the years ended December 31, 2025 and December 31, 2024 were $202,000 and $162,000, respectively. Fees paid by the Company for the years ended December 31, 2025 and December 31, 2024 were $7,000 and $8,000, respectively. The other fees were paid by borrowers, or paid by the Company and then reimbursed by borrowers.

NOTE 13 – FAIR VALUE MEASUREMENTS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2025 and December 31, 2024.

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

Loans Held-for-Sale

The fair value of loans held for sale, whose carrying amounts approximate fair value, is based on committed secondary market prices. These assets were classified as Level 2 given the use of observable inputs.

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

As of December 31, 2025 and 2024, the following summarizes assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3

		(in thousands)
As of December 31, 2025
Assets:
Available-for-sale securities
Mortgage-backed securities	$6,459	$—	$6,459	$—
Collateralized mortgage obligations	10,948	—	10,948	—
Corporate bonds	16,910	—	16,910	—
Loans held-for-sale	357	—	357	—
Derivative instruments	2	—	2	—
Total assets measured at fair value on a recurring basis	$34,676	$—	$34,676	$—

Liabilities:
Derivative instruments	$1,603	$—	$1,603	$—
Total liabilities measured at fair value on a recurring basis	$1,603	$—	$1,603	$—

As of December 31, 2024
Assets:
Available-for-sale securities
Mortgage-backed securities	$4,126	$—	$4,126	$—
Collateralized mortgage obligations	1,438	—	1,438	—
Corporate bonds	1,000	—	1,000	—
Derivative instruments	557	—	557	—
Total assets measured at fair value on a recurring basis	$7,121	$—	$7,121	$—

Liabilities:
Derivative instruments	$173	$—	$173	$—
Total liabilities measured at fair value on a recurring basis	$173	$—	$173	$—

Under certain circumstances, the Company makes fair value adjustments to its assets and liabilities although they are not measured at fair value on an ongoing basis.

As of December 31, 2025 and 2024, the Bank had no assets or liabilities for which a nonrecurring change in fair value had been recorded.

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

	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$86,922	$86,922	$86,922	$—	$—
Interest-bearing time deposits	7,998	7,998	—	7,998	—
Held-to-maturity securities	55,764	52,326	—	52,326	—
FHLB stock	11,852	11,852	—	11,852	—
Loans, net	1,371,819	1,343,233	—	—	1,343,233
Accrued interest receivable	5,214	5,214	5,214	—	—
Bank-owned life insurance	15,420	15,420	—	15,420	—

Financial liabilities:
Deposits, other than certificates of deposit	$404,033	$404,033	$—	$404,033	$—
Certificates of deposit	728,311	730,175	—	730,175	—
Federal Home Loan Bank advances	284,815	286,754	—	286,754	—
Accrued interest payable	1,905	1,905	1,905	—	—

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$157,617	$157,617	$157,617	$—	$—
Interest-bearing time deposits	100	100	—	100	—
Held-to-maturity securities	73,215	67,505	—	67,505	—
FHLB stock	10,000	10,000	—	10,000	—
Loans, net	1,136,449	1,079,916	—	—	1,079,916
Accrued interest receivable	4,015	4,015	4,015	—	—
Bank-owned life insurance	14,945	14,945	—	14,945	—

Financial liabilities:
Deposits, other than certificates of deposit	$393,018	$393,018	$—	$393,018	$—
Certificates of deposit	605,515	606,387	—	606,387	—
Federal Home Loan Bank advances	234,000	232,027	—	232,027	—
Accrued interest payable	2,207	2,207	2,207	—	—

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2025 and 2024, the maximum potential amount of the Company’s obligation was $50,000 for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Amounts of financial instruments whose contract amounts represent off-balance sheet credit risk are as follows as of the dates indicated:

	December 31, 2025	December 31, 2024
	(in thousands)
Commitments to originate loans	$30,588	$21,542
Unadvanced funds on lines of credit	93,241	80,156
Unadvanced funds on construction loans	47,665	54,636
Letters of credit	50	50
	$171,544	$156,384

The Company accrues for credit losses related to off-balance sheet financial instruments. Expected losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for credit losses on loans, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $711,000 and $634,000 as of December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, the provision recorded for off-balance sheet commitments was $77,000. For the year ended December 31, 2024, a benefit of $122,000 was recorded to reflect a reduction in allowance for off-balance sheet commitments.

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

The components of other comprehensive income (loss) and related tax effects are as follows for the years ended December 31, 2025 and 2024:

	Year ended
	December 31,
	2025	2024
	(in thousands)

Change in fair value of available-for-sale securities	$289	$(55)
Reclassification adjustment for realized gains in net income	—	—
Total	289	(55)
Income tax (expense) benefit	(76)	12
Net-of-tax amount	213	(43)

Net actuarial (loss) gain on SERP	(43)	25
Reclassification adjustment for amortization of net actuarial gain (1)	(6)	(5)
Total	(49)	20
Income tax benefit (expense)	15	(6)
Net-of-tax amount	(34)	14

Net actuarial (loss) gain on DFCP	(24)	23
Reclassification adjustment for amortization of net actuarial gain (2)	(17)	(16)
Total	(41)	7
Income tax benefit (expense)	11	(2)
Net-of-tax amount	(30)	5

Net change in fair value of cash flow hedges	(1,506)	1,129
Reclassification adjustment for realized gains in net income (3)	(478)	(745)
Total	(1,984)	384
Income tax benefit (expense)	557	(107)
Net-of-tax amount	(1,427)	277

Other comprehensive (loss) income, net of tax	$(1,278)	$253

(1) Reclassification adjustments are comprised of amortization of unrecognized SERP costs reclassified into other expense.

(2) Reclassification adjustments are comprised of amortization of unrecognized DFCP costs reclassified into other expense.

(3) Reclassification adjustments are comprised of realized gains on cash flow hedges reclassified into interest expense.

Accumulated other comprehensive income as of December 31, 2025 and 2024 consists of unrecognized benefit costs, net of taxes, unrealized holding gains (losses) on securities available for sale, net of tax, and fair value of cash flow hedges, net of tax, as follows:

	As of December 31, 2025	As of December 31, 2024
	(in thousands)
Net unrealized holding gains (losses) on securities available-for-sale, net of tax	$173	$(40)
Unrecognized SERP gain, net of tax	36	70
Unrecognized DFCP gain, net of tax	45	75
Fair value of cash flow hedges, net of tax	(1,150)	277

Accumulated other comprehensive (loss) income	$(896)	$382

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

Management believes, as of December 31, 2025, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2025, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of the dates indicated:

			Minimum For Capital		Minimum To Be Well
			Adequacy Purposes		Capitalized Under
			Plus Capital		Prompt Corrective
	Actual		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2025
Total Capital (to Risk Weighted Assets)	$165,616	14.29%	$121,710	10.50%	$115,914	10.00%
Tier 1 Capital (to Risk Weighted Assets)	154,650	13.34%	98,527	8.50%	92,731	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	154,650	13.34%	81,140	7.00%	75,344	6.50%
Tier 1 Capital (to Average Assets)	154,650	9.86%	62,736	4.00%	78,420	5.00%

As of December 31, 2024
Total Capital (to Risk Weighted Assets)	$154,753	16.58%	$98,010	10.50%	$93,343	10.00%
Tier 1 Capital (to Risk Weighted Assets)	145,235	15.56%	79,342	8.50%	74,675	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	145,235	15.56%	65,340	7.00%	60,673	6.50%
Tier 1 Capital (to Average Assets)	145,235	10.47%	55,479	4.00%	69,349	5.00%

In addition to the above minimum requirements, the Bank is subject to a Capital Conservation Buffer requirement of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the Bank does not maintain the minimum Capital Conservation Buffer. At December 31, 2025, the Bank exceeded the minimum Capital Conservation Buffer.

NOTE 17 – PARENT COMPANY FINANCIAL STATEMENTS

ECB BANCORP, INC.
BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2025	2024

ASSETS
Cash	$11,714	$15,896
Investment in subsidiary	153,754	145,617
Loan to Everett Co-operative Bank ESOP	6,197	6,452
Deferred tax asset, net	50	391
Income taxes receivable	250	—
Other assets	—	18
Total assets	$171,965	$168,374

LIABILITIES AND SHAREHOLDERS' EQUITY
Income taxes payable	$—	$83
Other liabilities	31	23
Total liabilities	31	106
Shareholders' equity	171,934	168,268
Total liabilities and shareholders' equity	$171,965	$168,374

ECB BANCORP, INC.
STATEMENTS OF INCOME
(Dollars in thousands)

	Year Ended
	December 31,
	2025	2024
Interest income
Interest on loan	$307	$318
Interest on cash	201	249
Total interest income	508	567
Noninterest expense
Other expense	232	257
Total noninterest expense	232	257
Income before income taxes and equity in undistributed income of subsidiaries	276	310
Income tax expense	107	87
Income of parent company	169	223
Equity in undistributed income of subsidiary	7,603	3,768
Net income	$7,772	$3,991

ECB BANCORP, INC.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net income	$7,772	$3,991
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(7,603)	(3,768)
Deferred income tax expense	341	131
Net change in:
Other assets	18	(5)
Income taxes receivable	(250)	203
Income taxes payable	(83)	83
Other liabilities	8	(18)
Net cash provided by operating activities	203	617

Cash flows from investing activities:
ESOP loan principal payments	255	244
Net cash provided by investing activities	255	244

Cash flows from financing activities:
Payments for shares repurchased under share repurchase plan	(4,610)	(2,722)
Stock options exercised	—	69
Restricted stock awards surrendered	(30)	(24)
Net cash used in financing activities	(4,640)	(2,677)

Net decrease in cash and cash equivalents	(4,182)	(1,816)
Cash and cash equivalents at beginning of year	15,896	17,712
Cash and cash equivalents at end of year	$11,714	$15,896

NOTE 18 – EARNINGS PER SHARE ("EPS")

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

	Year ended December 31,
	2025	2024
	(dollars in thousands, except per share data)
Net income allocated to common stock	$7,772	$3,991

Weighted-average common shares outstanding used to calculate basic earnings per common share	8,100,328	8,257,014
Add: Dilutive effect of stock options	114,634	—
Add: Dilutive effect of restricted stock awards	97,004	88,723
Weighted-average common shares outstanding used to calculate diluted earnings per common share	8,311,966	8,345,737
Earnings per common share
Basic	$0.96	$0.48
Diluted	$0.94	$0.48

For the year ended December 31, 2025, there were no anti-dilutive shares. For the year ended December 31, 2024, the shares that were anti-dilutive, and therefore excluded from the calculation of diluted earnings per share, included options to purchase 758,137 shares of common stock.

NOTE 19 – DERIVATIVE AND HEDGING ACTIVITIES

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

Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives that are designated as and that qualify as cash flow hedges are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a quantitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially, and continue to be, highly effective at December 31, 2025.

The following table reflects the Company's derivative position at the dates indicated below for the interest rate swaps:

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Notional amount	$120,000	$60,000
Weighted-average pay rate	3.79%	3.80%
Weighted-average receive rate	3.80%	4.49%
Weighted-average maturity in years	3.24	3.74

The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
As of December 31, 2025
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$2	Other liabilities	$(1,603)
Total		$2		$(1,603)

As of December 31, 2024
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$557	Other liabilities	$(173)
Total		$557		$(173)

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $457,000 to be reclassified as an increase to interest expense from OCI related to the Company’s cash flow hedges in the twelve months following December 31, 2025. This reclassification is due to anticipated payments that will be paid to counterparty on the swaps based upon the forward curve at December 31, 2025.

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 4.4 years.

The pre-tax effects of cash flow hedges on accumulated other comprehensive income and current earnings for the period indicated are as follows:

	Year ended December 31,
	2025	2024
	(in thousands)	(in thousands)
Interest rate swaps
Amount of (loss) gain recognized in OCI on derivatives	$(1,984)	$384
Gain reclassified from OCI into interest expense	$(478)	$(745)

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty not secured by variation margin plus any initial margin collateral posted. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. As of December 31, 2025, the Company has pledged cash collateral to a derivative counterparty totaling $3,390,000. As of December 31, 2024, the Company has pledged cash collateral to a derivative counterparty totaling $1,100,000. As of December 31, 2024, the Company has received cash collateral from a derivative counterparty totaling $570,000. The Company may need to post additional collateral or may receive collateral in the future in proportion to potential changes in the overall unrealized gain or loss position.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting. As of December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2025, the Company’s internal control over financial reporting is effective, based on those criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm.

Internal control over financial reporting. During the quarter ended December 31, 2025, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include an attestation report of the independent registered public accounting firm regarding internal control over financial reporting because the Company is an emerging growth company.

ITEM 9B. Other Information

During the fourth quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the Company’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders (the “Proxy Statement”) that will be filed with the SEC within 120 days following the fiscal year end December 31, 2025 under the headings “Corporate Governance,” “Proposal 1 – Election of Directors,” and “Stock Ownership.”

ITEM 11. Executive Compensation

The information required herein is incorporated by reference from the Proxy Statement under the heading “Executive Compensation.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Except for the information concerning equity compensation plans, the information required herein is incorporated by reference from the Proxy Statement under the heading “Stock Ownership.” The following table sets forth information, as of December 31, 2025, about securities authorized for issuance under the Company’s 2023 Equity Incentive Plan, which has been approved by shareholders.

	Number of Shares
	to be Issued Upon	Weighted-Average	Number of Shares
	Exercise of	Exercise Price of	Available for
Plan Category	Outstanding Awards	Outstanding Awards	Future Grants
Plans approved by shareholders	728,977	$10.44	208,716
Plans not approved by shareholders	—	—	—
Total	728,977	$10.44	208,716

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

	(A)	Report of Independent Registered Public Accounting Firm

	(B)	Consolidated Balance Sheets as of December 31, 2025 and 2024

	(C)	Consolidated Statements of Income for the years ended December 31, 2025 and 2024

	(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024

	(E)	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2025 and 2024

	(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

	(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

	3.1	Amended and Restated Articles of Incorporation of ECB Bancorp, Inc. (1)

	3.2	Bylaws of ECB Bancorp (1)

	4.1	Form of Common Stock Certificate of ECB Bancorp (1)

	4.2	Description of ECB Bancorp, Inc. Securities (7)

	10.1*	Employment Agreement by and between ECB Bancorp, Inc., Everett Co-operative Bank and Richard J. O’Neil, Jr., As Amended (2)

	10.2*	Change in Control Agreement by and between Everett Co-operative Bank, ECB Bancorp, Inc. (as guarantor) and John Citrano (3)

	10.3*	Change in Control Agreement by and between Everett Co-operative Bank, ECB Bancorp, Inc. (as guarantor) and John Migliozzi (3)

	10.4*	Confidentiality and Non-Solicitation Agreement by and between Everett Co-operative Bank and John Migliozzi (3)

	10.5*	Change in Control Agreement by and between Everett Co-operative Bank, ECB Bancorp, Inc. (as guarantor) and Brandon Lavertu (8)

	10.6*	Everett Co-operative Bank Survivor Benefit Plan (4)

	10.7*	Supplemental Executive Retirement Plan for Richard O’Neil (1)

	10.8*	Non-Qualified Deferred Compensation Plan for John Citrano (1)

	10.9*	Non-Qualified Deferred Compensation Plan for John Migliozzi (5)

10.10*	Non-Qualified Deferred Compensation Plan for Brandon Lavertu (9)

10.11*	Director Fee Continuation Plan (1)

10.12*	Amendment to Director Fee Continuation Plan

10.13*	Director Deferred Compensation Plan (1)

10.14*	Form of Stock-Based Deferral Plan (1)

10.15*	Employee Incentive Plan

10.16*	ECB Bancorp, Inc. 2023 Equity Incentive Plan (5)

19	Insider Trading Policy (9)

21	Subsidiaries (1)

23.1	Consent of Wolf & Company, P.C.

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	ECB Bancorp, Inc. Recoupment/Clawback Policy (7)

* Denotes management compensatory plan or arrangement

(1)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-263449), filed March 10, 2022.

(2)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2022 (file no. 001-41456), filed on March 30, 2023.

(3)	Incorporated by reference to the Current Report on Form 8-K (file no. 001-41456), filed December 22, 2022.

(4)	Incorporated by reference to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-263449), filed May 2, 2022.

(5)	Incorporated by reference to the Current Report on Form 8-K (file no. 001-41456), filed July 19, 2023.

(6)	Incorporated by reference to Appendix A to the Proxy Statement for the 2024 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 26, 2024 (file no. 001-41456)

(7)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2023 (file no. 001-41456), filed on March 29, 2024.

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ending June 30, 2024 (file no. 001-41456), filed on August 9, 2024.

(9)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2024 (filed no. 001-41456), filed on March 26, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECB BANCORP, INC.

Date: March 25, 2026	By:	/s/Richard J. O'Neil, Jr.
Richard J. O’Neil, Jr. President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Richard J. O'Neil, Jr.	President, Chief Executive Officer and Director (Principal Executive	March 25, 2026
Richard J. O’Neil, Jr.	Officer)

/s/Brandon Lavertu	Executive Vice President and Chief Financial Officer (Principal Financial Officer &	March 25, 2026
Brandon Lavertu	Principal Accounting Officer)

/s/Dennis J. Leonard	Chairman of the Board	March 25, 2026
Dennis J. Leonard

/s/Paul A. Delory	Director	March 25, 2026
Paul A. Delory

/s/Elizabeth P. Jones	Director	March 25, 2026
Elizabeth P. Jones

/s/Joseph Sachetta	Director	March 25, 2026
Joseph Sachetta

/s/Susan Sgroi	Director	March 25, 2026
Susan Sgroi

/s/Maura E. Sullivan	Director	March 25, 2026
Maura E. Sullivan