Form 10-Q
period 2026-03-31
ECB Bancorp, Inc. /MD/
filed 2026-05-08
CIK 1914605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of  May 7, 2026, 8,753,970 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

ECB Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

ECB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(unaudited)

(Dollars in thousands)

	March 31, 2026	December 31, 2025

ASSETS
Cash and due from banks	$3,043	$4,121
Short-term investments	108,248	82,801
Total cash and cash equivalents	111,291	86,922
Interest-bearing time deposits	11,497	7,998
Investments in available-for-sale securities, at fair value	37,066	34,317
Investments in held-to-maturity securities, at cost (fair values of $48,044 as of March 31, 2026, and $52,326 at December 31, 2025)	51,624	55,764
Loans held-for-sale	—	357
Loans, net of allowance for credit losses of $10,412 at March 31, 2026, and $10,255 at December 31, 2025.	1,391,489	1,371,819
Federal Home Loan Bank stock, at cost	11,142	11,852
Premises and equipment, net	3,358	3,429
Accrued interest receivable	5,329	5,214
Deferred tax asset, net	5,048	5,667
Bank-owned life insurance	15,537	15,420
Other assets	6,914	6,894
Total assets	$1,650,295	$1,605,653

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$80,233	$81,497
Interest-bearing	1,119,162	1,050,847
Total deposits	1,199,395	1,132,344
Federal Home Loan Bank advances	260,815	284,815
Other liabilities	14,158	16,560
Total liabilities	1,474,368	1,433,719
Commitments and contingencies (see Note 7)	—	—
Shareholders' Equity:
Preferred Stock, par value $0.01; Authorized: 1,000,000 shares; No shares issued	—	—
Common Stock, par value $0.01; Authorized: 30,000,000 shares; Issued and outstanding: 8,773,025 shares and 8,792,719 shares at March 31, 2026 and December 31, 2025, respectively	88	88
Additional paid-in capital	83,026	82,997
Retained earnings	98,739	95,617
Accumulated other comprehensive loss	(144)	(896)
Unallocated common shares held by the Employee Stock Ownership Plan	(5,782)	(5,872)
Total shareholders' equity	175,927	171,934
Total liabilities and shareholders' equity	$1,650,295	$1,605,653

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(unaudited)

(Dollars in thousands, except share data)

	Three months ended
	March 31,
	2026	2025
Interest and dividend income:
Interest and fees on loans	$19,577	$15,142
Interest and dividends on securities	1,130	853
Interest on short-term investments	814	1,625
Interest on interest-bearing time deposits	93	1
Total interest and dividend income	21,614	17,621
Interest expense:
Interest on deposits	9,198	8,859
Interest on Federal Home Loan Bank advances	2,582	2,114
Total interest expense	11,780	10,973
Net interest and dividend income	9,834	6,648
Provision (benefit) for credit losses	153	(10)
Net interest and dividend income after provision (benefit) for credit losses	9,681	6,658
Noninterest income:
Customer service fees	155	140
Income from bank-owned life insurance	117	116
Net gain on sales of loans	36	—
Other income	19	15
Total noninterest income	327	271
Noninterest expense:
Salaries and employee benefits	3,460	3,260
Director compensation	199	216
Occupancy and equipment	314	281
Data processing	335	311
Computer software and licensing	121	109
Advertising and promotions	198	132
Professional fees	447	310
Federal Deposit Insurance Corporation deposit insurance	251	185
Other expense	420	404
Total noninterest expense	5,745	5,208
Income before income tax expense	4,263	1,721
Income tax expense	1,141	424
Net income	$3,122	$1,297
Share data:
Weighted average shares outstanding, basic	8,026,026	8,210,782
Weighted average shares outstanding, diluted	8,299,710	8,343,771
Earnings per share, basic	$0.39	$0.16
Earnings per share, diluted	$0.38	$0.16

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(unaudited)

(Dollars in thousands)

	Three months ended
	March 31,
	2026	2025

Net income	$3,122	$1,297
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available-for-sale	7	53
Net change in fair value of cash flow hedges	745	(820)
Total other comprehensive income (loss), net of tax	752	(767)
Total comprehensive income	$3,874	$530

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Statements of Changes in Shareholders' Equity

(unaudited)

(in thousands except share data)

	Three months ended
	Shares of				Accumulated	Unallocated
	Common		Additional		Other	Common
	Stock	Common	Paid in	Retained	Comprehensive	Stock Held
	Outstanding	Stock	Capital	Earnings	Income (Loss)	by ESOP	Total
Balance at December 31, 2024	9,095,833	$91	$86,189	$87,845	$382	$(6,239)	$168,268
Net income	—	—	—	1,297	—	—	1,297
Other comprehensive loss, net of tax	—	—	—	—	(767)	—	(767)
ESOP shares committed to be released (9,049 shares)	—	—	40	—	—	91	131
Shares repurchased under share repurchase plan	(46,043)	(1)	(672)	—	—	—	(673)
Stock-based compensation	—	—	322	—	—	—	322
Balance at March 31, 2025	9,049,790	$90	$85,879	$89,142	$(385)	$(6,148)	$168,578

Balance at December 31, 2025	8,792,719	$88	$82,997	$95,617	$(896)	$(5,872)	$171,934
Net income	—	—	—	3,122	—	—	3,122
Other comprehensive income, net of tax	—	—	—	—	752	—	752
ESOP shares committed to be released (9,049 shares)	—	—	66	—	—	90	156
Shares repurchased under share repurchase plan	(19,694)	—	(350)	—	—	—	(350)
Stock-based compensation	—	—	313	—	—	—	313
Balance at March 31, 2026	8,773,025	$88	$83,026	$98,739	$(144)	$(5,782)	$175,927

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$3,122	$1,297
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of premiums and discounts on securities, net	(43)	(73)
Provision (benefit) for credit losses	153	(10)
Change in deferred loan costs/fees	(35)	76
Gain on sales of loans, net	(36)	—
Proceeds from sales of loans	2,997	—
Loans originated for sale, net	(2,604)	(83)
Depreciation and amortization expense	75	75
Increase in accrued interest receivable	(115)	(328)
(Decrease) increase in accrued interest payable	(327)	670
Increase in bank-owned life insurance	(117)	(116)
Deferred income tax expense	326	294
ESOP expense	156	131
Stock-based compensation	313	322
Decrease (increase) in other assets	244	(243)
Decrease in other liabilities	(1,299)	(2,643)
Net cash provided by (used in) operating activities	2,810	(631)

Cash flows from investing activities:
Proceeds from paydowns and maturities of held-to-maturity securities	4,137	5,160
Purchases of available-for-sale securities	(3,379)	(8,088)
Proceeds from paydowns and maturities of available-for-sale securities	685	822
Purchase of interest-bearing time deposits	(5,499)	—
Proceeds from maturities of interest-bearing time deposits	2,000	—
Investment in low-income housing tax credit fund	—	(2,992)
Purchase of Federal Home Loan Bank Stock	(549)	(730)
Redemption of Federal Home Loan Bank Stock	1,259	730
Loan originations and principal collections, net	(19,792)	(41,176)
Capital expenditures	(4)	(18)
Net cash used in investing activities	(21,142)	(46,292)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, interest-bearing checking, savings and money market accounts	(249)	6,679
Net increase in time deposits	67,300	31,408
Proceeds from long-term Federal Home Loan Bank advances	20,000	25,000
Repayments of long-term Federal Home Loan Bank advances	(24,000)	(25,000)
Net change in short-term Federal Home Loan Bank advances	(20,000)	—
Payments for shares repurchased under share repurchase plan	(350)	(673)
Net cash provided by financing activities	42,701	37,414

Net increase (decrease) in cash and cash equivalents	24,369	(9,509)
Cash and cash equivalents at beginning of year	86,922	157,617
Cash and cash equivalents at end of period	$111,291	$148,108

Supplemental disclosures:
Interest paid	$12,107	$11,643
Income taxes paid
Federal	$—	$—
Massachusetts	$405	$225
Jurisdictions below five percent of total income taxes paid	$—	$—

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of  March 31, 2026 and the results of operations and cash flows for the interim periods ended March 31, 2026 and 2025. Such adjustments were of a normal recurring nature. Interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended  December 31, 2025 and accompanying notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

RECENT ACCOUNTING STANDARDS

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures, but expects additional disclosures upon adoption.

NOTE 3 – INVESTMENTS IN SECURITIES

Available-for-Sale Securities

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The following table summarizes the amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of available-for-sale securities at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Available-for-sale	Cost	Gains	Losses	Losses	Value
	(in thousands)
March 31, 2026
Mortgage-backed securities	$6,316	$25	$(4)	$—	$6,337
Collateralized mortgage obligations	12,271	12	(48)	—	12,235
Corporate bonds	18,233	294	(33)	—	18,494
Total available-for-sale securities	$36,820	$331	$(85)	$—	$37,066

December 31, 2025
Mortgage-backed securities	$6,411	$51	$(3)	$—	$6,459
Collateralized mortgage obligations	10,937	48	(37)	—	10,948
Corporate bonds	16,732	225	(47)	—	16,910
Total available-for-sale securities	$34,080	$324	$(87)	$—	$34,317

The Company's available-for-sale securities are carried at fair value. For available-for-sale securities in an unrealized loss position, management will first evaluate whether there is intent to sell a security, or if it is more likely than not that the Company will be required to sell a security prior to anticipated recovery of its amortized cost basis. If either of these criteria are met, the Company will record a write-down of the security's amortized cost basis to fair value through income. For those available-for-sale securities which do not meet the intent or requirement to sell criteria, management will evaluate whether the decline in fair value is a result of credit related matters or other factors. In performing this assessment, management considers the creditworthiness of the issuer including whether the security is guaranteed by the U.S. federal government or other government agency, the extent to which fair value is less than amortized cost, and changes in credit rating during the period, among other factors. If this assessment indicates the existence of credit losses, an allowance for credit losses will be established, as determined by a discounted cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and is recognized in earnings. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when a security is determined to be uncollectible, or when either of the aforementioned criteria surrounding intent or requirement to sell have been met. No allowance for credit losses was recorded for available-for-sale securities as of  March 31, 2026 and December 31, 2025.

The Company did not record a provision for estimated credit losses on any available-for-sale securities for the three months ended March 31, 2026 and 2025. Excluded from the table above is accrued interest on available-for-sale securities of $289,000 and $335,000 at  March 31, 2026 and December 31, 2025, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on available-for-sale securities for the three months ended March 31, 2026 and 2025. No securities held by the Company were delinquent on contractual payments at  March 31, 2026 and December 31, 2025, nor were any securities placed on non-accrual status for the three months ended March 31, 2026 and 2025.

When securities are sold, the amortized cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of securities during the three months ended March 31, 2026 and 2025.

The aggregate fair value and unrealized losses of available-for-sale securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and have no allowance for credit losses, are as follows as of  March 31, 2026 and December 31, 2025:

		Less than 12 Months		12 Months or Longer		Total
	# of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Holdings	Value	Losses	Value	Losses	Value	Losses
				(Dollars in thousands)
March 31, 2026
Available-for-Sale:
Mortgage-backed securities	1	$—	$—	$1,356	$(4)	$1,356	$(4)
Collateralized mortgage obligations	6	8,174	(30)	1,407	(18)	9,581	(48)
Corporate bonds	1	2,646	(33)	—	—	2,646	(33)
Total	8	$10,820	$(63)	$2,763	$(22)	$13,583	$(85)

December 31, 2025
Available-for-Sale:
Mortgage-backed securities	1	$—	$—	$1,362	$(3)	$1,362	$(3)
Collateralized mortgage obligations	3	3,778	(15)	1,405	(22)	5,183	(37)
Corporate bonds	4	7,666	(47)	—	—	7,666	(47)
Total	8	$11,444	$(62)	$2,767	$(25)	$14,211	$(87)

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Held-to-Maturity Securities

The following table summarizes the amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of held-to-maturity securities at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Held-to-maturity:	Cost	Gains	Losses	Losses	Value
	(in thousands)
March 31, 2026
Mortgage-backed securities	$35,492	$37	$(3,465)	$—	$32,064
Corporate bonds	16,132	200	(352)	—	15,980
Total held-to-maturity securities	$51,624	$237	$(3,817)	$—	$48,044

December 31, 2025
Mortgage-backed securities	36,645	88	(3,453)	—	33,280
Corporate bonds	19,119	262	(335)	—	19,046
Total held-to-maturity securities	$55,764	$350	$(3,788)	$—	$52,326

The Company measures expected credit losses on held-to-maturity securities on a collective basis by major security type. Management classifies the held-to-maturity portfolio into the following major security types: Agency Mortgage-Backed Securities and Corporate Bonds.

Mortgage-backed securities are guaranteed by U.S. government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation. The Company's investments in corporate bonds are deemed “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery. Therefore the Company did not record a provision for estimated credit losses on any held-to-maturity securities during the three months ended March 31, 2026 and 2025. Excluded from the table above is accrued interest on held-to-maturity securities of $271,000 and $237,000 at  March 31, 2026 and December 31, 2025, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on held-to-maturity securities for the three months ended March 31, 2026 and 2025. No securities held by the Company were delinquent on contractual payments at  March 31, 2026 and December 31, 2025, nor were any securities placed on non-accrual status for the three months ended March 31, 2026 and 2025.

Held-to-Maturity and Available-for-Sale Securities

The actual maturities of certain available-for-sale or held-to-maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available-for-sale and held-to-maturity securities as of  March 31, 2026 is presented below:

	Available-for-sale	Held-to-maturity
	Fair	Amortized	Fair
	Value	Cost	Value
	(in thousands)
Within 1 year	$6,955	$6,038	$6,034
After 1 year through 5 years	4,189	8,017	8,052
After 5 years through 10 years	12,895	11,715	10,960
After 10 years	13,027	25,854	22,998
Total	$37,066	$51,624	$48,044

The carrying value of securities pledged to secure advances from the Federal Home Loan Bank of Boston (“FHLB”) was $48.7 million and $48.5 million as of  March 31, 2026 and December 31, 2025, respectively.

The carrying value of securities pledged to secure advances from the Federal Reserve Bank (“FRB”) was $15.6 million and $18.7 million as of  March 31, 2026 and December 31, 2025, respectively.

NOTE 4 – LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

Loans

Loans that the Company has the intent and ability to hold until maturity or payoff are carried at amortized cost (net of the allowance for credit losses). Amortized cost is the principal amount outstanding, adjusted by partial charge-offs and net of deferred loan origination costs and fees. For originated loans, loan fees and certain direct origination costs are deferred and amortized into interest income over the contractual life of the loan using the level-yield method. When a loan is paid off, the unamortized portion is recognized in interest income. Interest income on loans is accrued based upon the daily principal amount outstanding except for loans on non-accrual status. As a general rule, loans more than 90 days past due with respect to principal or interest, or sooner if management considers such action to be prudent, are classified as non-accrual loans. However, loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. Income accruals are suspended on all non-accrual loans in a timely manner and all previously accrued and uncollected interest is reversed against current income. A loan can be returned to accrual status when collectibility of principal and interest is reasonably assured and the loan has performed for a period of time, generally six months. When doubt exists as to the collectibility of a loan, any payments received are applied to reduce the amortized cost of the loan to the extent necessary to eliminate such doubt. For all loan portfolios, a charge-off occurs when the Company determines that a specific loan, or portion thereof, is uncollectible. This determination is made based on management's review of specific facts and circumstances of the individual loan, including the expected cash flows to repay the loan, the value of the collateral and the ability and willingness of any guarantors to perform.

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

Loans that do not share similar risk characteristics with any pools of assets are subject to individual evaluation and are removed from the collectively assessed pools to avoid double counting. This includes loans on non-accrual and loans that are 90 days or greater past due. For the loans that will be individually evaluated, the Company will use either a discounted cash flow ("DCF") approach or a fair value of collateral approach. The latter approach will be used for loans deemed to be collateral dependent or when foreclosure is probable. Accrued interest receivable amounts are excluded from balances of loans held at amortized cost and are included within accrued interest receivable in the consolidated balance sheets. Management has elected not to measure an allowance for credit losses on these amounts as the Company employs a timely write-off policy. Consistent with the Company's policy for non-accrual loans, accrued interest receivable is typically written off when loans reach 90 days past due and are placed on non-accrual status.

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

Loans consisted of the following as of the dates indicated:

	At March 31,		At December 31,
	2026		2025
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$491,460	35.0%	$473,394	34.2%
Multi-family	421,085	30.0%	425,428	30.8%
Commercial	335,381	23.9%	336,412	24.3%
Home equity lines of credit and loans	52,173	3.7%	49,866	3.6%
Construction	94,531	6.8%	88,957	6.4%
Other loans:
Commercial	7,861	0.6%	7,938	0.6%
Consumer	165	0.0%	869	0.1%
Total loans, gross	1,402,656	100.0%	1,382,864	100.0%
Less:
Net deferred loan fees	(755)		(790)
Allowance for credit losses	(10,412)		(10,255)
Total loans, net	$1,391,489		$1,371,819

The carrying value of loans pledged to secure advances from the FHLBB were $919.2 million and $920.9 million as of  March 31, 2026 and December 31, 2025, respectively.

The carrying value of loans pledged to secure advances from the FRB were $118.7 million and $114.7 million as of  March 31, 2026 and December 31, 2025, respectively.

The following tables set forth information regarding the allowance for credit losses on loans as of and for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31, 2026
	(in thousands)
	Beginning			Provision	Ending
	Balance	Charge-offs	Recoveries	(benefit)	Balance(1)
Real estate loans:
One-to-four family residential	$3,069	$—	$—	$103	$3,172
Multi-family	2,260	—	—	(39)	2,221
Commercial	3,640	—	—	10	3,650
Home equity lines of credit and loans	170	—	—	5	175
Construction	1,009	—	—	87	1,096
Other loans:
Commercial	102	—	—	(5)	97
Consumer	5	—	—	(4)	1
Total	$10,255	$—	$—	$157	$10,412

	For the three months ended March 31, 2025
	(in thousands)
	Beginning			(Benefit)	Ending
	Balance	Charge-offs	Recoveries	provision	Balance(1)
Real estate loans:
One-to-four family residential	$2,928	$—	$—	$(230)	$2,698
Multi-family	2,422	—	—	210	2,632
Commercial	2,260	—	—	272	2,532
Home equity lines of credit and loans	118	—	—	1	119
Construction	1,036	—	—	(328)	708
Other loans:
Commercial	119	(81)	—	80	118
Consumer	1	(1)	—	1	1
Total	$8,884	$(82)	$—	$6	$8,808

(1) Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $4.7 million and $4.6 million as of  March 31, 2026 and December 31, 2025, respectively.

The following table sets forth information regarding the provision (benefit) for credit losses for the periods indicated:

	Three months ended
	March 31, 2026	March 31, 2025
Provision for losses on loans	157	6
Benefit for losses on off-balance sheet credit exposures	(4)	(16)
Total provision (benefit) for credit losses	153	(10)

The following tables show the age analysis of past due loans as of the dates indicated:

							90 days or
			90 Days	Total	Total	Total	more past due	Loans on
	30–59 Days	60–89 Days	or More	Past Due	Current	Loans	and accruing	Non-accrual
	(in thousands)
As of March 31, 2026
Real estate loans:
One-to-four family residential	$61	$871	$103	$1,035	$490,425	$491,460	$—	$1,090
Multi-family	—	—	—	—	421,085	421,085	—	—
Commercial	418	—	—	418	334,963	335,381	—	—
Home equity lines of credit and loans	236	—	100	336	51,837	52,173	—	140
Construction	—	—	—	—	94,531	94,531	—	—

Other loans:
Commercial	—	—	—	—	7,861	7,861	—	—
Consumer	—	—	—	—	165	165	—	—
	$715	$871	$203	$1,789	$1,400,867	$1,402,656	$—	$1,230

							90 days or
			90 Days	Total	Total	Total	more past due	Loans on
	30–59 Days	60–89 Days	or More	Past Due	Current	Loans	and accruing	Non-accrual
	(in thousands)
As of December 31, 2025
Real estate loans:
One-to-four family residential	$519	$104	$—	$623	$472,771	$473,394	$—	$1,096
Multi-family	—	—	—	—	425,428	425,428	—	—
Commercial	246	—	—	246	336,166	336,412	—	—
Home equity lines of credit and loans	370	—	3	373	49,493	49,866	—	43
Construction	—	—	—	—	88,957	88,957	—	—

Other loans:
Commercial	—	—	—	—	7,938	7,938	—	—
Consumer	—	—	—	—	869	869	—	—
	$1,135	$104	$3	$1,242	$1,381,622	$1,382,864	$—	$1,139

During the three months ended March 31, 2026 and 2025, interest income recognized on non-accrual loans amounted to $16,000 and $39,000, respectively. The following tables show information regarding non-accrual loans as of the dates indicated:

				Three Months Ended
	As of March 31, 2026			March 31, 2026
	With an	Without an
	Allowance for	Allowance for		Interest Income
	Credit Losses	Credit Losses	Total	Recognized
	(in thousands)

Real estate loans:
One-to-four family residential	$—	$1,090	$1,090	$15
Home equity lines of credit and loans	—	140	140	1
Total non-accrual loans	$—	$1,230	$1,230	$16

				Year Ended
	As of December 31, 2025			December 31, 2025
	With an	Without an
	Allowance for	Allowance for		Interest Income
	Credit Losses	Credit Losses	Total	Recognized
	(in thousands)

Real estate loans:
One-to-four family residential	$—	$1,096	$1,096	$74
Home equity lines of credit and loans	—	43	43	25
Total non-accrual loans	$—	$1,139	$1,139	$99

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

The following tables detail the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of  March 31, 2026 and December 31, 2025:

							Revolving
							Loans
							Amortized
	Term Loans Amortized Cost Basis by Origination Year						Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
	(in thousands)
As of March 31, 2026
One-to-four family residential
Pass	$11,151	$44,666	$9,255	$13,895	$33,250	$31,390	$—	$143,607
Special Mention	—	—	—	518	—	622	—	1,140
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	11,259	42,137	23,978	38,885	75,973	154,481	—	346,713
Total	$22,410	$86,803	$33,233	$53,298	$109,223	$186,493	$—	$491,460

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$11,335	$79,098	$26,660	$51,255	$205,610	$35,901	$11,226	$421,085
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—
Total	$11,335	$79,098	$26,660	$51,255	$205,610	$35,901	$11,226	$421,085

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$11,862	$97,608	$22,132	$34,371	$96,055	$64,608	$8,745	$335,381
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—
Total	$11,862	$97,608	$22,132	$34,371	$96,055	$64,608	$8,745	$335,381

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$—	$—	$195	$317	$—	$—	$7,829	$8,341
Special Mention	—	—	—	—	—	—	190	190
Substandard	—	—	—	—	—	—	99	99
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	140	168	335	25	706	42,169	43,543
Total	$—	$140	$363	$652	$25	$706	$50,287	$52,173

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$10,596	$39,616	$32,415	$8,127	$—	$2,988	$—	$93,742
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	789	—	—	—	—	—	789
Total	$10,596	$40,405	$32,415	$8,127	$—	$2,988	$—	$94,531

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$—	$339	$4,499	$204	$2,031	$397	$391	$7,861
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—
Total	$—	$339	$4,499	$204	$2,031	$397	$391	$7,861

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	71	6	—	18	33	37	165
Total	$—	$71	$6	$—	$18	$33	$37	$165

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost Basis	to Term	Total
	2025	2024	2023	2022	2021	Prior
	(in thousands)
As of December 31, 2025
One-to-four family residential
Pass	$40,466	$9,290	$13,941	$33,430	$14,226	$14,488	$—	$—	$125,841
Special Mention	—	—	519	—	—	629	—	—	1,148
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	44,560	25,284	41,495	76,803	64,756	93,507	—	—	346,405
Total	$85,026	$34,574	$55,955	$110,233	$78,982	$108,624	$—	$—	$473,394

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$87,627	$26,358	$51,235	$207,128	$24,712	$16,769	$11,599	$—	$425,428
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$87,627	$26,358	$51,235	$207,128	$24,712	$16,769	$11,599	$—	$425,428

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$102,619	$24,301	$38,665	$96,593	$24,203	$41,656	$8,375	$—	$336,412
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$102,619	$24,301	$38,665	$96,593	$24,203	$41,656	$8,375	$—	$336,412

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$—	$196	$319	$—	$—	$—	$7,099	$—	$7,614
Special Mention	—	—	—	—	—	3	90	—	93
Substandard	—	—	—	—	—	—	99	—	99
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	142	170	347	25	2	54	40,760	560	42,060
Total	$142	$366	$666	$25	$2	$57	$48,048	$560	$49,866

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$39,339	$37,484	$7,603	$—	$—	$2,988	$—	$—	$87,414
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	790	753	—	—	—	—	—	—	1,543
Total	$40,129	$38,237	$7,603	$—	$—	$2,988	$—	$—	$88,957

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$355	$4,500	$213	$2,091	$258	$159	$362	$—	$7,938
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—	—
Total	$355	$4,500	$213	$2,091	$258	$159	$362	$—	$7,938

Current-period gross charge-offs	$—	$—	$—	$—	$—	$16	$65	$—	$81

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loans not formally rated (1)	705	6	8	20	31	4	95	—	869
Total	$705	$6	$8	$20	$31	$4	$95	$—	$869

Current-period gross charge-offs	$6	$—	$—	$—	$—	$—	$—	$—	$6

(1) All loans not formally rated were accruing as of March 31, 2026 and  December 31, 2025.

At March 31, 2026, the Company had one consumer mortgage loan secured by residential real estate property in the process of foreclosure for $103,000. At  December 31, 2025, the Company had no consumer mortgage loans secured by residential real estate property in the process of foreclosure.

For the three months ended March 31, 2026 and 2025, the Company did not provide loan restructurings involving borrowers that are experiencing financial difficulty.

NOTE 5 - STOCK-BASED COMPENSATION

On September 7, 2023, the Company adopted the ECB Bancorp, Inc. 2023 Equity Incentive Plan ("2023 Equity Plan”). The 2023 Equity Plan authorizes 1,248,133 shares of common stock for equity based compensation awards including restricted stock awards, restricted stock units and stock options, including incentive stock options.

The following table summarizes the Company's stock option activities for the periods indicated:

Three months ended March 31, 2026
	Outstanding and exercisable		Non-vested
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Balance at beginning of period	288,092	$10.43	440,885	$10.45
Granted	—	—	—	—
Vested	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Balance at end of period	288,092	$10.43	440,885	$10.45

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

	Three Months Ended
	March 31, 2026
		Weighted-Average
		Grant Date
		Fair Value
	Number of Shares	Per Share
Balance at beginning of period	178,526	$10.51
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at end of period	178,526	$10.51

	Three Months Ended
	March 31, 2025
		Weighted-Average
		Grant Date
		Fair Value
	Number of Shares	Per Share
Balance at beginning of period	245,766	$10.51
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at end of period	245,766	$10.51

The following table represents the compensation expense and income tax benefits recognized for stock options and restricted stock awards for the periods indicated:

	Three months ended
	March 31, 2026	March 31, 2025
	(in thousands)
Stock-based compensation expense
Stock options	$156	$163
Restricted stock awards, net of forfeitures	157	159
Total stock-based compensation expense	$313	$322
Related tax benefits recognized in earnings	$67	$70

The following table sets forth the total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized as of the periods indicated:

	March 31, 2026		December 31, 2025
		Weighted average		Weighted average
	Amount	period	Amount	period
	(Dollars in thousands)
Stock options	$1,612	2.56	$1,767	2.80
Restricted stock awards	1,592	2.55	1,749	2.80
Total	$3,204		$3,516

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for  March 31, 2026 and December 31, 2025.

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

As of  March 31, 2026 and December 31, 2025, the following summarizes assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
		(in thousands)
March 31, 2026
Assets:
Available-for-sale securities
Mortgage-backed securities	$6,337	$—	$6,337	$—
Collateralized mortgage obligations	12,235	—	12,235	—
Corporate bonds	18,494	—	18,494	—
Derivative instruments	266	—	266	—
Total assets measured at fair value on a recurring basis	$37,332	$—	$37,332	$—

Liabilities:
Derivative instruments	831	$—	$831	$—
Total liabilities measured at fair value on a recurring basis	$831	$—	$831	$—

December 31, 2025
Assets:
Available-for-sale securities
Mortgage-backed securities	$6,459	$—	$6,459	$—
Collateralized mortgage obligations	10,948	—	10,948	—
Corporate bonds	16,910	—	16,910	—
Derivative instruments	2	—	2	—
Total assets measured at fair value on a recurring basis	$34,319	$—	$34,319	$—

Liabilities:
Derivative instruments	$1,603	$—	$1,603	$—
Total liabilities measured at fair value on a recurring basis	$1,603	$—	$1,603	$—

Under certain circumstances, the Company makes fair value adjustments to its assets and liabilities although they are not measured at fair value on a recurring basis.

As of  March 31, 2026 and December 31, 2025, the Bank had no assets or liabilities for which a nonrecurring change in fair value had been recorded.

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

	March 31, 2026
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$111,291	$111,291	$111,291	$—	$—
Interest-bearing time deposits	11,497	11,497	—	11,497	—
Held-to-maturity securities	51,624	48,044	—	48,044	—
Federal Home Loan Bank stock	11,142	11,142	—	11,142	—
Loans, net	1,391,489	1,357,510	—	—	1,357,510
Accrued interest receivable	5,329	5,329	5,329	—	—

Financial liabilities:
Deposits, other than certificates of deposit	$403,784	$403,784	$—	$403,784	$—
Certificates of deposit	795,611	796,149	—	796,149	—
Federal Home Loan Bank advances	260,815	261,638	—	261,638	—
Accrued interest payable	1,578	1,578	1,578	—	—

	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$86,922	$86,922	$86,922	$—	$—
Interest-bearing time deposits	7,998	7,998	—	7,998	—
Held-to-maturity securities	55,764	52,326	—	52,326	—
Federal Home Loan Bank stock	11,852	11,852	—	11,852	—
Loans held-for-sale	357	357	—	357	—
Loans, net	1,371,819	1,343,233	—	—	1,343,233
Accrued interest receivable	5,214	5,214	5,214	—	—

Financial liabilities:
Deposits, other than certificates of deposit	$404,033	$404,033	$—	$404,033	$—
Certificates of deposit	728,311	730,175	—	730,175	—
Federal Home Loan Bank advances	284,815	286,754	—	286,754	—
Accrued interest payable	1,905	1,905	1,905	—	—

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of  March 31, 2026 and December 31, 2025, the maximum potential amount of the Company’s obligation was $50,000, for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Amounts of financial instruments whose contract amounts represent off-balance sheet credit risk are as follows as of  March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)

Commitments to originate loans	$23,788	$30,588
Unadvanced funds on lines of credit	99,507	93,241
Unadvanced funds on construction loans	49,101	47,665
Letters of credit	50	50
	$172,446	$171,544

The Company accrues for credit losses related to off-balance sheet financial instruments. Expected losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for credit losses on loans, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $706,000 and $711,000 as of  March 31, 2026 and December 31, 2025, respectively.

NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
	2026	2025
	(in thousands)

Available-for-sale securities:
Change in fair value of available-for-sale securities	$9	$73
Reclassification adjustment for realized gains in net income	—	—
Total	9	73
Income tax expense	(2)	(20)
Net-of-tax amount	7	53

Cash flow hedges:
Change in fair value of cash flow hedges	$1,016	$(1,044)
Reclassification adjustment for cash flow hedge gains into net income	20	(96)
Total	1,036	(1,140)
Income tax (expense) benefit	(291)	320
Net-of-tax amount	745	(820)

Other comprehensive income (loss), net of tax	$752	$(767)

Accumulated other comprehensive loss as of  March 31, 2026 and  December 31, 2025 consists of unrecognized benefit costs, net of taxes, unrealized holding gains on securities available for sale, net of tax, and fair value of cash flow hedges, net of tax as follows:

	As of March 31, 2026	As of December 31, 2025
	(in thousands)
Net unrealized holding gain on securities available-for-sale, net of tax	$180	$173
Unrecognized SERP gain, net of tax	36	36
Unrecognized DFCP gain, net of tax	45	45
Fair value of cash flow hedges, net of tax	(405)	(1,150)

Accumulated other comprehensive loss	$(144)	$(896)

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

Management believes, as of March 31, 2026, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2026, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of the dates indicated:

			Minimum For Capital		Minimum To Be Well
			Adequacy Purposes		Capitalized Under
			Plus Capital		Prompt Corrective
	Actual		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of March 31, 2026
Total Capital (to Risk Weighted Assets)	$169,318	14.55%	$122,171	10.50%	$116,353	10.00%
Tier 1 Capital (to Risk Weighted Assets)	158,199	13.60%	98,900	8.50%	93,082	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	158,199	13.60%	81,447	7.00%	75,629	6.50%
Tier 1 Capital (to Average Assets)	158,199	9.83%	64,365	4.00%	80,456	5.00%

As of December 31, 2025
Total Capital (to Risk Weighted Assets)	$165,616	14.29%	$121,710	10.50%	$115,914	10.00%
Tier 1 Capital (to Risk Weighted Assets)	154,650	13.34%	98,527	8.50%	92,731	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	154,650	13.34%	81,140	7.00%	75,344	6.50%
Tier 1 Capital (to Average Assets)	154,650	9.86%	62,736	4.00%	78,420	5.00%

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

	Three months ended
	March 31,
	2026	2025
	(Dollars in thousands, except per share data)
Net income allocated to common stock	$3,122	$1,297

Weighted-average common shares outstanding used to calculate basic earnings per common share	8,026,026	8,210,782
Add: Dilutive effect of restricted stock awards	82,022	132,989
Add: Dilutive effect of stock options	191,662	—
Weighted-average common shares outstanding used to calculate diluted earnings per common share	8,299,710	8,343,771

Earnings per common share
Basic	$0.39	$0.16
Diluted	$0.38	$0.16

For the three months ended March 31, 2026, there were no anti-dilutive shares. For the three months ended March 31, 2025, the shares that were anti-dilutive, and therefore excluded from the calculation of diluted earnings per share, included options to purchase 169,128 shares of common stock.

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

Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives that are designated as and that qualify as cash flow hedges are recorded in OCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a quantitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially, and continue to be, highly effective at March 31, 2026.

The following table reflects the Company's derivative position at the date indicated below for the interest rate swaps:

	As of March 31, 2026	As of December 31, 2025
	(Dollars in thousands)
Notional amount	$150,000	$120,000
Weighted-average pay rate	3.69%	3.79%
Weighted-average receive rate	3.67%	3.80%
Weighted-average maturity in years	2.97	3.24

The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of the dates indicated:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
March 31, 2026	(in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$266	Other liabilities	$(831)
Total		$266		$(831)
December 31, 2025
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$2	Other liabilities	$(1,603)
Total		$2		$(1,603)

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $42,000 to be reclassified as an increase to interest expense from OCI related to the Company’s cash flow hedges in the twelve months following March 31, 2026. This reclassification is due to anticipated payments that will be paid to counterparty on the swaps based upon the forward curve at March 31, 2026.

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 4.2 years.

The pre-tax effects of cash flow hedges on accumulated other comprehensive income and current earnings for the period indicated are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Interest rate swaps
Amount of gain (loss) recognized in OCI on derivatives	$1,036	$(1,140)
(Loss) gain reclassified from OCI into interest expense	$(20)	$96

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty not secured by variation margin plus any initial margin collateral posted. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. As of March 31, 2026, the Company has pledged cash collateral to a derivative counterparty totaling $2.4 million. The Company may need to post additional collateral or may receive additional collateral in the future in proportion to potential changes in the overall unrealized gain or loss position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2026 compared to December 31, 2025 and results of operations for the three months ended March 31, 2026 and 2025 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Significant Accounting Policies

There are no material changes to the significant accounting policies disclosed in ECB Bancorp, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2026.

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

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total Assets. Total assets were $1.65 billion at March 31, 2026, as compared to $1.61 billion at December 31, 2025, or an increase of $44.6 million, or 2.8%.

Cash and Cash Equivalents. Cash and cash equivalents were $111.3 million at March 31, 2026, as compared to $86.9 million at December 31, 2025, or an increase of $24.4 million, or 28.0%. The increase in cash and cash equivalents was driven by strong deposit growth that outpaced our loan growth for the quarter.

Interest-Bearing Time Deposits. Interest-bearing time deposits were $11.5 million at March 31, 2026, as compared to $8.0 million at December 31, 2025, or an increase of $3.5 million, or 43.7%. This increase was due to purchases of new short-term interest-bearing time deposits.

Investment Securities Available for Sale. Investments in securities available for sale were $37.1 million at March 31, 2026, as compared to $34.3 million at December 31, 2025, or an increase of $2.7 million, or 8.0%. This increase was due to purchases of new securities.

Investment Securities Held to Maturity. Investments in securities held to maturity were $51.6 million at March 31, 2026, as compared to $55.8 million at December 31, 2025, or a decrease of $4.1 million, or 7.4%. This decrease was due to maturities and principal paydowns of securities.

Loans. Total gross loans were $1.40 billion at March 31, 2026, as compared to $1.38 billion at December 31, 2025, or an increase of $19.8 million, or 1.4%.

●	One-to-four family residential real estate loans increased $18.1 million, or 3.8%, to $491.5 million at March 31, 2026, from $473.4 million at December 31, 2025.

●	Construction loans increased $5.6 million, or 6.3%, to $94.5 million at March 31, 2026 from $89.0 million at December 31, 2025.

●	Home equity lines of credit increased $2.3 million, or 4.6%, to $52.2 million at March 31, 2026, from $49.9 million at December 31, 2025.

●	Commercial loans decreased $77,000, or 1.0%, to $7.86 million at March 31, 2026 from $7.94 million at December 31, 2025.

●	Consumer loans decreased $704,000, or 81.0%, to $165,000 at March 31, 2026, from $869,000 at December 31, 2025.

●	Commercial real estate loans decreased $1.0 million, or 0.3%, to $335.4 million at March 31, 2026 from $336.4 million at December 31, 2025.

●	Multi-family real estate loans decreased $4.3 million, or 1.0%, to $421.1 million at March 31, 2026 from $425.4 million at December 31, 2025.

Federal Home Loan Bank stock. The Federal Home Loan Bank (FHLB) is a cooperative bank that provides services to its member banking institutions. The primary reason for our membership in the FHLB is to gain access to a reliable source of wholesale funding and as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. We purchase and/or are subject to redemption of FHLB stock proportional to the volume of funding received and view the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. We held an investment in FHLB stock of $11.1 million and $11.9 million at March 31, 2026 and December 31, 2025, respectively. The amount of stock we are required to purchase is in proportion to our FHLB borrowings and level of total assets.

Bank-owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Bank-owned life insurance was $15.5 million at March 31, 2026, as compared to $15.4 million at December 31, 2025, or an increase of $117,000, or 0.8%. The increase was due to an increase of the cash surrender value of our bank-owned life insurance portfolio.

Deposits. Total deposits were $1.20 billion at March 31, 2026, as compared to $1.13 billion at December 31, 2025, or an increase of $67.1 million, or 5.9%.

●	Certificates of deposit increased $67.3 million, or 9.2%, to $795.6 million at March 31, 2026 from $728.3 million at December 31, 2025.

●	Interest-bearing checking accounts increased $6.4 million, or 32.8%, to $25.7 million at March 31, 2026 from $19.4 million at December 31, 2025.

●	Money market deposit accounts increased $1.8 million, or 0.8%, to $213.5 million at March 31, 2026 from $211.8 million at December 31, 2025.

●	Demand deposit accounts decreased $1.3 million, or 1.6%, to $80.2 million at March 31, 2026 from $81.5 million at December 31, 2025.

●	Savings accounts decreased $7.1 million, or 7.8%, to $84.3 million at March 31, 2026 from $91.4 million at December 31, 2025.

Federal Home Loan Bank Advances. FHLB advances were $260.8 million at March 31, 2026, as compared to $284.8 million at December 31, 2025, or a decrease of $24.0 million, or $8.4%.

Shareholders' Equity. Total shareholders' equity was $175.9 million as of March 31, 2026, as compared to $171.9 million as of December 31, 2025, or an increase of $4.0 million, or 2.3%. This increase is primarily the result of earnings of $3.1 million and a decrease in accumulated other comprehensive loss ("AOCL") of $752,000. The decrease in AOCL was driven by an increase in the fair value of cash flow hedges. Our book value per share increased by $0.50 to $20.05 at March 31, 2026 from $19.55 at December 31, 2025.

Comparison of Operating Results for the Three Months Ended March 31, 2026 and March 31, 2025

Net Income. We recorded net income of $3.1 million for the three months ended March 31, 2026, as compared to net income of $1.3 million for the three months ended March 31, 2025, or an increase of $1.8 million, or 140.7%.

Interest and Dividend Income. Interest and dividend income was $21.6 million for the three months ended March 31, 2026, as compared to $17.6 million for the three months ended March 31, 2025, or an increase of $4.0 million, or 22.7%. This increase was driven by a $4.4 million increase in interest and fees on loans, a $277,000 increase in interest and dividends on securities and a $92,000 increase in interest on interest-bearing time deposits, partially offset by an $811,000 decrease in interest on short-term investments. The increase in interest and fees on loans was driven by an increase of $224.3 million in the average balance of the loan portfolio to $1.38 billion for the three months ended March 31, 2026 from $1.16 billion for the three months ended March 31, 2025, as well as an increase in the average yield of 44 basis points to 5.74% during the three months ended March 31, 2026 from 5.30% during the three months ended March 31, 2025. The yield for the three months ended March 31, 2026 benefited primarily from new loans with higher rates. The increase in interest and dividends on securities was driven by an increase in the average yield of 101 basis points to 4.38% during the three months ended March 31, 2026 from 3.37% during the three months ended March 31, 2025 as well as an increase of $6.5 million in the average balance of the investment portfolio to $87.4 million for the three months ended March 31, 2026 from $80.9 million for the three months ended March 31, 2025. The increase in interest income on interest-bearing time deposits was driven by an increase in the average balance of interest-bearing time deposits to $8.9 million for the three months ended March 31, 2026 from $100,000 for the three months ended March 31, 2025. The decrease in interest income on short-term investments was driven by a decrease of $58.3 million in the average balance of the short-term investments to $90.0 million for the three months ended March 31, 2026 from $148.3 million for the three months ended March 31, 2025, as well as a decrease in the average yield of 78 basis points to 3.67% during the three months ended March 31, 2026 from 4.45% during the three months ended March 31, 2025.

Average interest-earning assets increased $181.4 million to $1.57 billion for the three months ended March 31, 2026 from $1.39 billion for the three months ended March 31, 2025. The yield on interest-earning assets increased 44 basis points to 5.54% for the three months ended March 31, 2026 from 5.10% for the three months ended March 31, 2025.

Interest Expense. Total interest expense was $11.8 million for the three months ended March 31, 2026, as compared to $11.0 million for the three months ended March 31, 2025, an increase of $807,000, or 7.4%. The increase was driven by a $468,000 increase in interest expense on FHLB advances as well as a $339,000 increase in interest expense on deposit accounts. The increase in interest expense on FHLB advances was primarily due to an increase in the average balance of FHLB advances of $46.5 million, or 21.4%, to $263.6 million for the three months ended March 31, 2026 from $217.1 million for the three months ended March 31, 2025. The increase in interest expense on deposit accounts was due to an increase in the average balance of interest-bearing deposits of $128.6 million, or 13.6%, to $1.07 billion for the three months ended March 31, 2026 from $944.4 million for the three months ended March 31, 2025, partially offset by a decrease in the cost of interest-bearing deposits of 32 basis points to 3.48% for the three months ended March 31, 2026 from 3.80% for the three months ended March 31, 2025.

Net Interest and Dividend Income. Net interest and dividend income increased $3.2 million, or 47.9%, to $9.8 million for the three months ended March 31, 2026 from $6.6 million for the three months ended March 31, 2025. This increase was driven by increases in the average balance and yields on loans as well as a decrease in the average cost of interest-bearing deposits. The resulting net interest margin expanded by 60 basis points to 2.49% for the three months ended March 31, 2026, as compared to 1.89% for the three months ended March 31, 2025.

Provision for Credit Losses. The provision for credit losses was $153,000 for the quarter ended March 31, 2026, as compared to a benefit of $10,000 for the three months ended March 31, 2025. The three months ended March 31, 2025 benefited from reduced qualitative reserve factors.

Noninterest Income. Noninterest income was $327,000 for the three months ended March 31, 2026, as compared to $271,000 for the three months ended March 31, 2025, or an increase of $56,000, or 20.7%.  The table below sets forth our noninterest income for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Customer service fees	$155	$140	$15	10.7%
Income from bank-owned life insurance	117	116	1	0.9
Net gain on sales of loans	36	—	36	—
Other income	19	15	4	26.7
Total noninterest income	$327	$271	$56	20.7%

Noninterest Expense. Noninterest expense was $5.7 million for the three months ended March 31, 2026, as compared to $5.2 million for the three months ended March 31, 2025, or an increase of $537,000, or 10.3%. The table below sets forth our noninterest expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,460	$3,260	$200	6.1%
Director compensation	199	216	(17)	(7.9)
Occupancy and equipment	314	281	33	11.7
Data processing	335	311	24	7.7
Computer software and licensing fees	121	109	12	11.0
Advertising and promotions	198	132	66	50.0
Professional fees	447	310	137	44.2
FDIC deposit insurance	251	185	66	35.7
Other expense	420	404	16	4.0
Total noninterest expense	$5,745	$5,208	$537	10.3%

●

Salaries and employee benefits were $3.5 million for the three months ended March 31, 2026, as compared to $3.3 million for the three months ended March 31, 2025, or an increase of $200,000, or 6.1%. This increase was primarily due to annual salary increases and increased health insurance costs.

●

Advertising and promotions were $198,000 for the three months ended March 31, 2026, as compared to $132,000 for the three months ended March 31, 2025, or an increase of $66,000, or 50.0%. The increase was primarily attributable to higher marketing expenditures, including the engagement of a new marketing firm to support enhanced marketing initiatives.

●	Professional fees were $447,000 for the three months ended March 31, 2026, as compared to $310,000 for the three months ended March 31, 2025, or an increase of $137,000, or 44.2%. The increase was driven by higher consultant fees and audit-related costs.

●	FDIC deposit insurance was $251,000 for the three months ended March 31, 2026, as compared to $185,000 for the three months ended March 31, 2025, or an increase of $66,000, or 35.7%. The increase was driven by asset growth.

Income Tax Expense. We recorded a provision for income tax expense of $1.1 million for the quarter ended March 31, 2026, as compared to $424,000 for the three months ended March 31, 2025, reflecting effective tax rates of 26.8% and 24.6%, respectively.

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

	For the Three Months Ended March 31,
	2026			2025
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(5)	Balance	Interest	Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,382,221	$19,577	5.74%	$1,157,934	$15,142	5.30%
Securities (1)	87,438	944	4.38	80,925	672	3.37
Short-term investments	89,970	814	3.67	148,262	1,625	4.45
Interest-bearing time deposits	8,964	93	4.21	100	1	4.06
Total interest-earning assets	1,568,593	21,428	5.54%	1,387,221	17,440	5.10%
Non-interest-earning assets	40,827			38,096
Total assets	$1,609,420			$1,425,317

Interest-bearing liabilities:
Checking accounts	18,707	4	0.09%	17,462	3	0.07%
Savings accounts	86,152	341	1.61	98,934	513	2.10
Money market accounts	212,755	1,508	2.87	189,339	1,564	3.35
Certificates of deposit	755,407	7,345	3.94	638,676	6,779	4.30
Total interest-bearing deposits	1,073,021	9,198	3.48	944,411	8,859	3.80
Federal Home Loan Bank advances	263,592	2,582	3.97	217,111	2,114	3.95
Total interest-bearing liabilities	1,336,613	11,780	3.57%	1,161,522	10,973	3.83%
Noninterest-bearing demand deposits	82,279			79,781
Noninterest-bearing liabilities	15,777			14,741
Total liabilities	1,434,669			1,256,044
Shareholders' equity	174,751			169,273
Total liabilities and shareholders' equity	$1,609,420			$1,425,317

Net interest income		$9,648			$6,467
Net interest rate spread (2)			1.97%			1.27%
Net interest-earning assets (3)	$231,980			$225,699
Net interest margin (4)			2.49%			1.89%

Average interest-earning assets to interest-bearing liabilities	117.36%			119.43%

(1) Excludes interest and dividends on cost method investments of $186,000 and $181,000 for the three months ended March 31, 2026 and 2025, respectively.

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

	Three Months Ended March 31, 2026 vs. 2025
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$3,103	$1,332	$4,435
Securities	58	214	272
Short-term investments	(562)	(249)	(811)
Interest-bearing time deposits	92	—	92
Total interest-earning assets	$2,691	$1,297	$3,988

Interest-bearing liabilities:
Checking accounts	$—	$1	$1
Savings accounts	(61)	(111)	(172)
Money market accounts	181	(237)	(56)
Certificates of deposit	1,168	(602)	566
Total interest-bearing deposits	1,288	(949)	339
Federal Home Loan Bank advances	455	13	468
Total interest-bearing liabilities	$1,743	$(936)	$807

Change in net interest income	$948	$2,233	$3,181

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of loans and securities. We are also able to borrow from the Federal Home Loan Bank of Boston ("FHLB"), the Federal Reserve Bank and the Atlantic Community Bankers Bank. At March 31, 2026, we had outstanding advances of $260.8 million from the FHLB. At March 31, 2026, we had unused borrowing capacity of $427.9 million with the FHLB, $71.4 million with the Federal Reserve Bank and $15.0 million with the Atlantic Community Bankers Bank.

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

At March 31, 2026, we had $23.8 million in loan commitments outstanding. In addition to commitments to originate loans, we had $99.5 million in unused lines of credit to borrowers and $49.1 million in unadvanced construction loans.

Non-brokered certificates of deposit due within one year of March 31, 2026 totaled $430.9 million, or 35.9%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2027, or on our savings and money market accounts.

We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of March 31, 2026.

Our primary investing activity is originating loans. During the three months ended March 31, 2026 and the year ended December 31, 2025, we originated $79.5 million and $429.6 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced net increases in deposits of $67.1 million and $133.8 million for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, the level of brokered time deposits was $152.3 million and $134.0 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. At March 31, 2026 and December 31, 2025, the level of FHLB advances was $260.8 million and $284.8 million, respectively.

For additional information, see the consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

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

At March 31, 2026, Everett Co-operative Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 9 of the notes to consolidated financial statements.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 10, 2023, the Company announced the commencement of a stock repurchase program to acquire up to 458,762 shares, or 5% of the Company’s then outstanding common stock. On April 11, 2025, the Company completed the stock repurchase plan. On May 8, 2025, the Company announced an additional stock repurchase plan that authorizes the Company to repurchase up to 451,092 shares, or approximately 5% of the Company's then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company. The following table sets forth the information regarding the Company's common stock repurchase activities during the three months ended March 31, 2026:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That May
	Total Number of	Average Price	as Part of Publicly	Yet Be Purchased
	Shares Purchased	Paid Per Share	Announced Programs	Under the Programs

From January 1, 2026 to January 31, 2026	—	$—	—	224,575
From February 1, 2026 to February 28, 2026	3,896	$17.71	3,896	220,679
From March 1, 2026 to March 31, 2026	15,798	$16.79	15,798	204,881
Total	19,694	$16.97	19,694

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as that term is used in SEC regulations.

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

ECB BANCORP, INC.

Date: May 8, 2026	/s/Richard J. O'Neil, Jr.
Richard J. O’Neil, Jr.
President and Chief Executive Officer

Date: May 8, 2026	/s/Brandon N. Lavertu
Brandon N. Lavertu
Executive Vice President and Chief Financial Officer