Form 10-Q
period 2026-06-30
ECB Bancorp, Inc. /MD/
filed 2026-08-07
CIK 1914605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of  August 6, 2026, 8,737,702 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

ECB Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

ECB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(unaudited)

(Dollars in thousands)

	June 30, 2026	December 31, 2025

ASSETS
Cash and due from banks	$2,943	$4,121
Short-term investments	121,026	82,801
Total cash and cash equivalents	123,969	86,922
Interest-earning time deposits	14,245	7,998
Investments in available-for-sale securities, at fair value	40,065	34,317
Investments in held-to-maturity securities, at cost (fair values of $46,837 as of June 30, 2026, and $52,326 at December 31, 2025)	50,452	55,764
Loans held-for-sale	—	357
Loans, net of allowance for credit losses of $10,238 at June 30, 2026, and $10,255 at December 31, 2025.	1,393,194	1,371,819
Federal Home Loan Bank stock, at cost	12,203	11,852
Premises and equipment, net	3,496	3,429
Accrued interest receivable	5,266	5,214
Deferred tax asset, net	4,982	5,667
Bank-owned life insurance	15,656	15,420
Other assets	7,987	6,894
Total assets	$1,671,515	$1,605,653

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$102,806	$81,497
Interest-bearing	1,089,896	1,050,847
Total deposits	1,192,702	1,132,344
Federal Home Loan Bank advances	285,000	284,815
Other liabilities	13,934	16,560
Total liabilities	1,491,636	1,433,719
Commitments and contingencies (see Note 7)	—	—
Shareholders' equity:
Preferred Stock, par value $0.01; Authorized: 1,000,000 shares; No shares issued	—	—
Common Stock, par value $0.01; Authorized: 30,000,000 shares; Issued and outstanding: 8,747,150 shares and 8,792,719 shares at June 30, 2026 and December 31, 2025, respectively	87	88
Additional paid-in capital	82,770	82,997
Retained earnings	102,000	95,617
Accumulated other comprehensive income (loss)	712	(896)
Unallocated common shares held by the Employee Stock Ownership Plan	(5,690)	(5,872)
Total shareholders' equity	179,879	171,934
Total liabilities and shareholders' equity	$1,671,515	$1,605,653

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(unaudited)

(Dollars in thousands, except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest and dividend income:
Interest and fees on loans	$19,748	$16,862	$39,324	$32,005
Interest and dividends on securities	1,193	994	2,324	1,847
Interest on short-term investments	1,058	1,244	1,871	2,869
Interest on interest-earning time deposits	139	1	232	2
Total interest and dividend income	22,138	19,101	43,751	36,723
Interest expense:
Interest on deposits	9,458	9,122	18,656	17,981
Interest on Federal Home Loan Bank advances	2,645	2,319	5,227	4,434
Total interest expense	12,103	11,441	23,883	22,415
Net interest and dividend income	10,035	7,660	19,868	14,308
Provision for credit losses	61	1,120	214	1,110
Net interest and dividend income after provision for credit losses	9,974	6,540	19,654	13,198
Noninterest income:
Customer service fees	152	154	307	294
Income from bank-owned life insurance	119	118	237	233
Net gain on sales of loans	9	43	45	43
Other income	24	40	43	56
Total noninterest income	304	355	632	626
Noninterest expense:
Salaries and employee benefits	3,607	3,013	7,067	6,273
Director compensation	199	173	397	389
Occupancy and equipment	288	261	602	542
Data processing	337	315	671	625
Computer software and licensing	113	104	234	214
Advertising and promotions	317	189	514	321
Professional fees	248	264	695	574
Federal Deposit Insurance Corporation deposit insurance	242	216	493	401
Other expense	461	445	885	849
Total noninterest expense	5,812	4,980	11,558	10,188
Income before income tax expense	4,466	1,915	8,728	3,636
Income tax expense	1,205	475	2,345	899
Net income	$3,261	$1,440	$6,383	$2,737
Share data:
Weighted average shares outstanding, basic	8,001,325	8,155,667	8,013,607	8,183,072
Weighted average shares outstanding, diluted	8,336,695	8,369,819	8,323,475	8,357,375
Earnings per share, basic	$0.41	$0.18	$0.80	$0.33
Earnings per share, diluted	$0.39	$0.17	$0.77	$0.33

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(unaudited)

(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income	$3,261	$1,440	$6,383	$2,737
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available-for-sale	(118)	(36)	(111)	17
Net change in fair value of cash flow hedges	974	(671)	1,719	(1,491)
Total other comprehensive income (loss), net of tax	856	(707)	1,608	(1,474)
Total comprehensive income	$4,117	$733	$7,991	$1,263

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Statements of Changes in Shareholders' Equity

(unaudited)

(in thousands except share data)

	Three months ended
	Shares of				Accumulated	Unallocated
	Common		Additional		Other	Common
	Stock	Common	Paid in	Retained	Comprehensive	Stock Held
	Outstanding	Stock	Capital	Earnings	Income (Loss)	by ESOP	Total
Balance at March 31, 2025	9,049,790	$90	$85,879	$89,142	$(385)	$(6,148)	$168,578
Net income	—	—	—	1,440	—	—	1,440
Other comprehensive loss, net of tax	—	—	—	—	(707)	—	(707)
ESOP shares committed to be released (9,151 shares)	—	—	52	—	—	91	143
Shares repurchased under share repurchase plan	(93,501)	(1)	(1,457)	—	—	—	(1,458)
Restricted stock awards forfeited	(9,331)	—	(35)	—	—	—	(35)
Stock-based compensation	—	—	316	—	—	—	316
Balance at June 30, 2025	8,946,958	$89	$84,755	$90,582	$(1,092)	$(6,057)	$168,277

Balance at March 31, 2026	8,773,025	$88	$83,026	$98,739	$(144)	$(5,782)	$175,927
Net income	—	—	—	3,261	—	—	3,261
Other comprehensive income, net of tax	—	—	—	—	856	—	856
ESOP shares committed to be released (9,150 shares)	—	—	77	—	—	92	169
Shares repurchased under share repurchase plan	(34,925)	(1)	(673)	—	—	—	(674)
Restricted stock awards issued	8,550	—	—	—	—	—	—
Stock options exercised	500	—	5	—	—	—	5
Stock-based compensation	—	—	335	—	—	—	335
Balance at June 30, 2026	8,747,150	$87	$82,770	$102,000	$712	$(5,690)	$179,879

	Six months ended
	Shares of				Accumulated	Unallocated
	Common		Additional		Other	Common
	Stock	Common	Paid in	Retained	Comprehensive	Stock Held
	Outstanding	Stock	Capital	Earnings	Income (Loss)	by ESOP	Total
Balance at December 31, 2024	9,095,833	$91	$86,189	$87,845	$382	$(6,239)	$168,268
Net income	—	—	—	2,737	—	—	2,737
Other comprehensive loss, net of tax	—	—	—	—	(1,474)	—	(1,474)
ESOP shares committed to be released (18,200 shares)	—	—	93	—	—	182	275
Shares repurchased under share repurchase plan	(139,544)	(2)	(2,129)	—	—	—	(2,131)
Restricted stock awards forfeited	(9,331)	—	(35)	—	—	—	(35)
Stock-based compensation	—	—	637	—	—	—	637
Balance at June 30, 2025	8,946,958	$89	$84,755	$90,582	$(1,092)	$(6,057)	$168,277

Balance at December 31, 2025	8,792,719	$88	$82,997	$95,617	$(896)	$(5,872)	$171,934
Net income	—	—	—	6,383	—	—	6,383
Other comprehensive income, net of tax	—	—	—	—	1,608	—	1,608
ESOP shares committed to be released (18,200 shares)	—	—	144	—	—	182	326
Shares repurchased under share repurchase plan	(54,619)	(1)	(1,024)	—	—	—	(1,025)
Restricted stock awards issued	8,550	—	—	—	—	—	—
Stock options exercised	500	—	5	—	—	—	5
Stock-based compensation	—	—	648	—	—	—	648
Balance at June 30, 2026	8,747,150	$87	$82,770	$102,000	$712	$(5,690)	$179,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$6,383	$2,737
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of premiums and discounts on securities, net	(91)	(109)
Provision for credit losses	214	1,110
Change in deferred loan costs/fees	(70)	195
Gain on sales of loans, net	(45)	(43)
Proceeds from sales of loans	12,473	3,914
Loans originated for sale, net	(3,388)	(5,375)
Depreciation and amortization expense	150	150
Increase in accrued interest receivable	(52)	(760)
(Decrease) increase in accrued interest payable	(131)	368
Increase in bank-owned life insurance	(236)	(233)
Deferred income tax expense (benefit)	47	(18)
ESOP expense	326	275
Stock-based compensation expense	648	602
(Increase) decrease in other assets	(97)	240
Decrease in other liabilities	(1,329)	(1,789)
Net cash provided by operating activities	14,802	1,264

Cash flows from investing activities:
Purchases of held-to-maturity securities	—	(17,992)
Proceeds from paydowns and maturities of held-to-maturity securities	5,307	24,396
Purchases of available-for-sale securities	(7,758)	(16,319)
Proceeds from paydowns and maturities of available-for-sale securities	1,961	2,941
Purchase of interest-earning time deposits	(8,497)	—
Proceeds from maturities of interest-earning time deposits	2,250	100
Investment in low-income housing tax credit fund	—	(2,992)
Purchase of Federal Home Loan Bank Stock	(2,068)	(2,761)
Redemption of Federal Home Loan Bank Stock	1,717	1,459
Loan originations and principal collections, net	(29,973)	(143,766)
Purchase of loans	—	(2,806)
Capital expenditures	(217)	(68)
Net cash used in investing activities	(37,278)	(157,808)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing checking, savings and money market accounts	19,011	18,104
Net increase in time deposits	41,347	50,801
Proceeds from long-term Federal Home Loan Bank advances	55,000	25,815
Repayments of long-term Federal Home Loan Bank advances	(59,815)	(25,000)
Net change in short-term Federal Home Loan Bank advances	5,000	30,000
Proceeds from exercise of stock options	5	—
Payments for shares repurchased under share repurchase plan	(1,025)	(2,131)
Net cash provided by financing activities	59,523	97,589

Net increase (decrease) in cash and cash equivalents	37,047	(58,955)
Cash and cash equivalents at beginning of year	86,922	157,617
Cash and cash equivalents at end of period	$123,969	$98,662

Supplemental disclosures:
Interest paid	$24,014	$22,783
Transfer of loans to loans held-for-sale	$8,683	$—
Income taxes paid
Federal	$1,300	$700
Massachusetts	$1,025	$300

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of  June 30, 2026 and the results of operations and cash flows for the interim periods ended June 30, 2026 and 2025. Such adjustments were of a normal recurring nature. Interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended  December 31, 2025 and accompanying notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

NOTE 3 – INVESTMENTS IN SECURITIES

Available-for-Sale Securities

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The following table summarizes the amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of available-for-sale securities at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Available-for-sale	Cost	Gains	Losses	Losses	Value
	(in thousands)
June 30, 2026
Mortgage-backed securities	$5,801	$1	$(2)	$—	$5,800
Collateralized mortgage obligations	15,939	2	(145)	—	15,796
Corporate bonds	18,233	263	(27)	—	18,469
Total available-for-sale securities	$39,973	$266	$(174)	$—	$40,065

December 31, 2025
Mortgage-backed securities	$6,411	$51	$(3)	$—	$6,459
Collateralized mortgage obligations	10,937	48	(37)	—	10,948
Corporate bonds	16,732	225	(47)	—	16,910
Total available-for-sale securities	$34,080	$324	$(87)	$—	$34,317

The Company's available-for-sale securities are carried at fair value. For available-for-sale securities in an unrealized loss position, management will first evaluate whether there is intent to sell a security, or if it is more likely than not that the Company will be required to sell a security prior to anticipated recovery of its amortized cost basis. If either of these criteria are met, the Company will record a write-down of the security's amortized cost basis to fair value through income. For those available-for-sale securities which do not meet the intent or requirement to sell criteria, management will evaluate whether the decline in fair value is a result of credit related matters or other factors. In performing this assessment, management considers the creditworthiness of the issuer including whether the security is guaranteed by the U.S. federal government or other government agency, the extent to which fair value is less than amortized cost, and changes in credit rating during the period, among other factors. If this assessment indicates the existence of credit losses, an allowance for credit losses will be established, as determined by a discounted cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and is recognized in earnings. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when a security is determined to be uncollectible, or when either of the aforementioned criteria surrounding intent or requirement to sell have been met. No allowance for credit losses was recorded for available-for-sale securities as of  June 30, 2026 and December 31, 2025.

The Company did not record a provision for estimated credit losses on any available-for-sale securities for the three and six months ended June 30, 2026 and 2025. Excluded from the table above is accrued interest on available-for-sale securities of $378,000 and $335,000 at  June 30, 2026 and December 31, 2025, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on available-for-sale securities for the three and six months ended June 30, 2026 and 2025. No securities held by the Company were delinquent on contractual payments at  June 30, 2026 and December 31, 2025, nor were any securities placed on non-accrual status for the three and six months ended June 30, 2026 and 2025.

When securities are sold, the amortized cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of securities during the three and six months ended June 30, 2026 and 2025.

The aggregate fair value and unrealized losses of available-for-sale securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and have no allowance for credit losses, are as follows as of  June 30, 2026 and December 31, 2025:

		Less than 12 Months		12 Months or Longer		Total
	# of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Holdings	Value	Losses	Value	Losses	Value	Losses
				(Dollars in thousands)
June 30, 2026
Available-for-Sale:
Mortgage-backed securities	2	$1,987	$(1)	$897	$(1)	$2,884	$(2)
Collateralized mortgage obligations	10	13,556	(111)	1,390	(34)	14,946	(145)
Corporate bonds	4	7,697	(27)	—	—	7,697	(27)
Total	16	$23,240	$(139)	$2,287	$(35)	$25,527	$(174)

December 31, 2025
Available-for-Sale:
Mortgage-backed securities	1	$—	$—	$1,362	$(3)	$1,362	$(3)
Collateralized mortgage obligations	3	3,778	(15)	1,405	(22)	5,183	(37)
Corporate bonds	4	7,666	(47)	—	—	7,666	(47)
Total	8	$11,444	$(62)	$2,767	$(25)	$14,211	$(87)

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Held-to-Maturity Securities

The following table summarizes the amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of held-to-maturity securities at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Held-to-maturity:	Cost	Gains	Losses	Losses	Value
	(in thousands)
June 30, 2026
Mortgage-backed securities	$34,306	$11	$(3,557)	$—	$30,760
Corporate bonds	16,146	232	(301)	—	16,077
Total held-to-maturity securities	$50,452	$243	$(3,858)	$—	$46,837

December 31, 2025
Mortgage-backed securities	$36,645	$88	$(3,453)	$—	$33,280
Corporate bonds	19,119	262	(335)	—	19,046
Total held-to-maturity securities	$55,764	$350	$(3,788)	$—	$52,326

The Company measures expected credit losses on held-to-maturity securities on a collective basis by major security type. Management classifies the held-to-maturity portfolio into the following major security types: Agency Mortgage-Backed Securities and Corporate Bonds.

Mortgage-backed securities are guaranteed by U.S. government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation. The Company's investments in corporate bonds are deemed “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery. Therefore the Company did not record a provision for estimated credit losses on any held-to-maturity securities during the three and six months ended June 30, 2026 and 2025. Excluded from the table above is accrued interest on held-to-maturity securities of $204,000 and $237,000 at  June 30, 2026 and December 31, 2025, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on held-to-maturity securities for the three and six months ended June 30, 2026 and 2025. No securities held by the Company were delinquent on contractual payments at  June 30, 2026 and December 31, 2025, nor were any securities placed on non-accrual status for the three and six months ended June 30, 2026 and 2025.

Held-to-Maturity and Available-for-Sale Securities

The actual maturities of certain available-for-sale or held-to-maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available-for-sale and held-to-maturity securities as of  June 30, 2026 is presented below:

	Available-for-sale	Held-to-maturity
	Fair	Amortized	Fair
	Value	Cost	Value
	(in thousands)
Within 1 year	$5,546	$6,000	$6,000
After 1 year through 5 years	—	4,412	4,459
After 5 years through 10 years	12,923	5,734	5,618
Total securities with defined maturities	18,469	16,146	16,077
Mortgage-backed securities	5,800	34,306	30,760
Collateralized mortgage obligations	15,796	—	—
Total	$40,065	$50,452	$46,837

The carrying value of securities pledged to secure advances from the Federal Home Loan Bank of Boston (“FHLB”) was $50.7 million and $48.5 million as of  June 30, 2026 and December 31, 2025, respectively.

The carrying value of securities pledged to secure advances from the Federal Reserve Bank (“FRB”) was $15.4 million and $18.7 million as of  June 30, 2026 and December 31, 2025, respectively.

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

Loans consisted of the following as of the dates indicated:

	At June 30,		At December 31,
	2026		2025
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$488,274	34.8%	$473,394	34.2%
Multi-family	417,604	29.7%	425,428	30.8%
Commercial	344,846	24.6%	336,412	24.3%
Home equity lines of credit and loans	54,462	3.9%	49,866	3.6%
Construction	95,759	6.8%	88,957	6.4%
Other loans:
Commercial	3,037	0.2%	7,938	0.6%
Consumer	170	0.0%	869	0.1%
Total loans, gross	1,404,152	100.0%	1,382,864	100.0%
Less:
Net deferred loan fees	(720)		(790)
Allowance for credit losses	(10,238)		(10,255)
Total loans, net	$1,393,194		$1,371,819

The carrying value of loans pledged to secure advances from the FHLB were $1.04 billion and $920.9 million as of  June 30, 2026 and December 31, 2025, respectively.

The carrying value of loans pledged to secure advances from the FRB were $113.5 million and $114.7 million as of  June 30, 2026 and December 31, 2025, respectively.

The following tables set forth information regarding the allowance for credit losses on loans as of and for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30, 2026
	(in thousands)
	Beginning			(Benefit)	Ending
	Balance	Charge-offs	Recoveries	provision	Balance(1)
Real estate loans:
One-to-four family residential	$3,172	$—	$—	$(21)	$3,151
Multi-family	2,221	—	—	(199)	2,022
Commercial	3,650	—	—	108	3,758
Home equity lines of credit and loans	175	—	—	8	183
Construction	1,096	—	—	(21)	1,075
Other loans:
Commercial	97	—	—	(49)	48
Consumer	1	(2)	—	2	1
Total	$10,412	$(2)	$—	$(172)	$10,238

	For the six months ended June 30, 2026
	(in thousands)
	Beginning			Provision	Ending
	Balance	Charge-offs	Recoveries	(benefit)	Balance(1)
Real estate loans:
One-to-four family residential	$3,069	$—	$—	$82	$3,151
Multi-family	2,260	—	—	(238)	2,022
Commercial	3,640	—	—	118	3,758
Home equity lines of credit and loans	170	—	—	13	183
Construction	1,009	—	—	66	1,075
Other loans:
Commercial	102	—	—	(54)	48
Consumer	5	(2)	—	(2)	1
Total	$10,255	$(2)	$—	$(15)	$10,238

	For the three months ended June 30, 2025
	(in thousands)
	Beginning			Provision	Ending
	Balance	Charge-offs	Recoveries	(benefit)	Balance(1)
Real estate loans:
One-to-four family residential	$2,698	$—	$—	$135	$2,833
Multi-family	2,632	—	—	134	2,766
Commercial	2,532	—	—	586	3,118
Home equity lines of credit and loans	119	—	—	15	134
Construction	708	—	—	208	916
Other loans:
Commercial	118	—	—	(5)	113
Consumer	1	(2)	1	6	6
Total	$8,808	$(2)	$1	$1,079	$9,886

	For the six months ended June 30, 2025
	(in thousands)
	Beginning			(Benefit)	Ending
	Balance	Charge-offs	Recoveries	provision	Balance(1)
Real estate loans:
One-to-four family residential	$2,928	$—	$—	$(95)	$2,833
Multi-family	2,422	—	—	344	2,766
Commercial	2,260	—	—	858	3,118
Home equity lines of credit and loans	118	—	—	16	134
Construction	1,036	—	—	(120)	916
Other loans:
Commercial	119	(81)	—	75	113
Consumer	1	(3)	1	7	6
Total	$8,884	$(84)	$1	$1,085	$9,886

(1) Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $4.6 million as of  June 30, 2026 and December 31, 2025.

The following table sets forth information regarding the provision for credit losses for the periods indicated:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
(Benefit) provision for losses on loans	(172)	1,079	(15)	1,085
Provision for losses on off-balance sheet credit exposures	233	41	229	25
Total provision for credit losses	61	1,120	214	1,110

The following tables show the age analysis of past due loans as of the dates indicated:

							90 days or
			90 Days	Total	Total	Total	more past due	Loans on
	30–59 Days	60–89 Days	or More	Past Due	Current	Loans	and accruing	Non-accrual
	(in thousands)
As of June 30, 2026
Real estate loans:
One-to-four family residential	$48	$516	$104	$668	$487,606	$488,274	$—	$1,315
Multi-family	—	—	—	—	417,604	417,604	—	—
Commercial	—	—	—	—	344,846	344,846	—	—
Home equity lines of credit and loans	198	—	100	298	54,164	54,462	—	140
Construction	—	—	—	—	95,759	95,759	—	—

Other loans:
Commercial	—	—	—	—	3,037	3,037	—	—
Consumer	—	—	—	—	170	170	—	—
	$246	$516	$204	$966	$1,403,186	$1,404,152	$—	$1,455

							90 days or
			90 Days	Total	Total	Total	more past due	Loans on
	30–59 Days	60–89 Days	or More	Past Due	Current	Loans	and accruing	Non-accrual
	(in thousands)
As of December 31, 2025
Real estate loans:
One-to-four family residential	$519	$104	$—	$623	$472,771	$473,394	$—	$1,096
Multi-family	—	—	—	—	425,428	425,428	—	—
Commercial	246	—	—	246	336,166	336,412	—	—
Home equity lines of credit and loans	370	—	3	373	49,493	49,866	—	43
Construction	—	—	—	—	88,957	88,957	—	—

Other loans:
Commercial	—	—	—	—	7,938	7,938	—	—
Consumer	—	—	—	—	869	869	—	—
	$1,135	$104	$3	$1,242	$1,381,622	$1,382,864	$—	$1,139

During the three months ended June 30, 2026 and 2025, interest income recognized on non-accrual loans amounted to $7,000 and $10,000, respectively. During the six months ended June 30, 2026 and 2025, interest income recognized on non-accrual loans amounted to $38,000 and $49,000, respectively. The following tables show information regarding non-accrual loans as of the dates indicated:

				Six Months Ended
	As of June 30, 2026			June 30, 2026
	With an	Without an
	Allowance for	Allowance for		Interest Income
	Credit Losses	Credit Losses	Total	Recognized
	(in thousands)

Real estate loans:
One-to-four family residential	$—	$1,315	$1,315	$37
Home equity lines of credit and loans	—	140	140	1
Total non-accrual loans	$—	$1,455	$1,455	$38

				Year Ended
	As of December 31, 2025			December 31, 2025
	With an	Without an
	Allowance for	Allowance for		Interest Income
	Credit Losses	Credit Losses	Total	Recognized
	(in thousands)

Real estate loans:
One-to-four family residential	$—	$1,096	$1,096	$74
Home equity lines of credit and loans	—	43	43	25
Total non-accrual loans	$—	$1,139	$1,139	$99

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

The following tables detail the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of  June 30, 2026 and December 31, 2025:

							Revolving
							Loans
							Amortized
	Term Loans Amortized Cost Basis by Origination Year						Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
	(in thousands)
As of June 30, 2026
One-to-four family residential
Pass	$15,075	$41,722	$9,244	$12,999	$32,841	$31,119	$—	$143,000
Special Mention	—	—	—	516	349	614	—	1,479
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	21,999	40,976	21,802	36,749	73,296	148,973	—	343,795
Total	$37,074	$82,698	$31,046	$50,264	$106,486	$180,706	$—	$488,274

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$22,370	$79,383	$31,290	$47,955	$191,160	$34,725	$10,721	$417,604
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—
Total	$22,370	$79,383	$31,290	$47,955	$191,160	$34,725	$10,721	$417,604

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$30,080	$97,611	$20,192	$32,222	$95,493	$61,459	$7,789	$344,846
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—
Total	$30,080	$97,611	$20,192	$32,222	$95,493	$61,459	$7,789	$344,846

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$—	$—	$194	$316	$—	$—	$7,760	$8,270
Special Mention	—	—	—	—	—	—	190	190
Substandard	—	—	—	—	—	—	99	99
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	254	139	75	329	25	862	44,219	45,903
Total	$254	$139	$269	$645	$25	$862	$52,268	$54,462

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$15,196	$43,744	$29,470	$3,330	$—	$3,081	$—	$94,821
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	938	—	—	—	—	—	938
Total	$15,196	$44,682	$29,470	$3,330	$—	$3,081	$—	$95,759

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$380	$323	$—	$194	$1,266	$290	$584	$3,037
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—
Total	$380	$323	$—	$194	$1,266	$290	$584	$3,037

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	4	61	—	—	15	30	60	170
Total	$4	$61	$—	$—	$15	$30	$60	$170

Current-period gross charge-offs	$2	$—	$—	$—	$—	$—	$—	$2

							Revolving
							Loans
							Amortized
	Term Loans Amortized Cost Basis by Origination Year						Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(in thousands)
As of December 31, 2025
One-to-four family residential
Pass	$40,466	$9,290	$13,941	$33,430	$14,226	$14,488	$—	$125,841
Special Mention	—	—	519	—	—	629	—	1,148
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	44,560	25,284	41,495	76,803	64,756	93,507	—	346,405
Total	$85,026	$34,574	$55,955	$110,233	$78,982	$108,624	$—	$473,394

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$87,627	$26,358	$51,235	$207,128	$24,712	$16,769	$11,599	$425,428
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—
Total	$87,627	$26,358	$51,235	$207,128	$24,712	$16,769	$11,599	$425,428

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$102,619	$24,301	$38,665	$96,593	$24,203	$41,656	$8,375	$336,412
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—
Total	$102,619	$24,301	$38,665	$96,593	$24,203	$41,656	$8,375	$336,412

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$—	$196	$319	$—	$—	$—	$7,099	$7,614
Special Mention	—	—	—	—	—	3	90	93
Substandard	—	—	—	—	—	—	99	99
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	142	170	347	25	2	614	40,760	42,060
Total	$142	$366	$666	$25	$2	$617	$48,048	$49,866

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$39,339	$37,484	$7,603	$—	$—	$2,988	$—	$87,414
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	790	753	—	—	—	—	—	1,543
Total	$40,129	$38,237	$7,603	$—	$—	$2,988	$—	$88,957

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$355	$4,500	$213	$2,091	$258	$159	$362	$7,938
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—
Total	$355	$4,500	$213	$2,091	$258	$159	$362	$7,938

Current-period gross charge-offs	$—	$—	$—	$—	$—	$16	$65	$81

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	705	6	8	20	31	4	95	869
Total	$705	$6	$8	$20	$31	$4	$95	$869

Current-period gross charge-offs	$6	$—	$—	$—	$—	$—	$—	$6

(1) All loans not formally rated were accruing as of June 30, 2026 and  December 31, 2025.

At June 30, 2026, the Company had one consumer mortgage loan secured by residential real estate property in the process of foreclosure for $103,000. At  December 31, 2025, the Company had no consumer mortgage loans secured by residential real estate property in the process of foreclosure.

For the three and six months ended June 30, 2026 and 2025, the Company did not provide loan restructurings involving borrowers that are experiencing financial difficulty.

NOTE 5 - STOCK-BASED COMPENSATION

On September 7, 2023, the Company adopted the ECB Bancorp, Inc. 2023 Equity Incentive Plan ("2023 Equity Plan”). The 2023 Equity Plan authorizes 1,248,133 shares of common stock for equity based compensation awards including restricted stock awards, restricted stock units and stock options, including incentive stock options.

The following table summarizes the Company's stock option activities for the periods indicated:

	Three months ended June 30, 2026				Six months ended June 30, 2026
	Outstanding and exercisable		Non-vested		Outstanding and exercisable		Non-vested
		Weighted-Average		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Balance at beginning of period	288,092	$10.43	440,885	$10.45	288,092	$10.43	440,885	$10.45
Granted	—	—	—	—	—	—	—	—
Vested	—	—	—	—	—	—	—	—
Exercised	(500)	10.12	—	—	(500)	10.12	—	—
Forfeited or expired	—	—	—	—	—	—	—	—
Balance at end of period	287,592	$10.43	440,885	$10.45	287,592	$10.43	440,885	$10.45

Restricted stock awards are measured based on grant-date fair value, which reflects the closing price of our stock on the date of grant. All of the restricted stock awards which have been granted to date vest over five years in equal portions beginning on the first anniversary date of the restricted stock award, except the restricted stock awards granted in 2025 and 2026 which vest in one year. The following table represents information regarding non-vested restricted stock award activities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2026		June 30, 2026
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Number of Shares	Per Share	Number of Shares	Per Share
Balance at beginning of period	178,526	$10.51	178,526	$10.51
Granted	8,550	17.52	8,550	17.52
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance at end of period	187,076	$10.83	187,076	$10.83

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Number of Shares	Per Share	Number of Shares	Per Share
Balance at beginning of period	245,766	$10.51	245,766	$10.51
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(9,331)	10.80	(9,331)	11.80
Balance at end of period	236,435	$10.46	236,435	$10.46

The following table represents the compensation expense and income tax benefits recognized for stock options and restricted stock awards for the periods indicated:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)		(in thousands)
Stock-based compensation expense
Stock options	$157	$142	$313	$304
Restricted stock awards, net of forfeitures	178	139	335	298
Total stock-based compensation expense	$335	$281	$648	$602
Related tax benefits recognized in earnings	$73	$58	$141	$128

The following table sets forth the total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized as of the periods indicated:

	June 30, 2026		December 31, 2025
		Weighted average		Weighted average
	Amount	period	Amount	period
	(Dollars in thousands)
Stock options	$1,454	2.31	$1,767	2.80
Restricted stock awards	1,564	2.18	1,749	2.80
Total	$3,018		$3,516

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for  June 30, 2026 and December 31, 2025.

Cash and Cash Equivalents and Interest-Earning Time Deposits

For these financial instruments, which generally have original maturities of 90 days or less, their carrying amounts reported in the Consolidated Balance Sheets approximate fair value.

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

As of  June 30, 2026 and December 31, 2025, the following summarizes assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
		(in thousands)
June 30, 2026
Assets:
Available-for-sale securities
Mortgage-backed securities	$5,800	$—	$5,800	$—
Collateralized mortgage obligations	15,796	—	15,796	—
Corporate bonds	18,469	—	18,469	—
Derivative instruments	998	—	998	—
Total assets measured at fair value on a recurring basis	$41,063	$—	$41,063	$—

Liabilities:
Derivative instruments	208	$—	$208	$—
Total liabilities measured at fair value on a recurring basis	$208	$—	$208	$—

December 31, 2025
Assets:
Available-for-sale securities
Mortgage-backed securities	$6,459	$—	$6,459	$—
Collateralized mortgage obligations	10,948	—	10,948	—
Corporate bonds	16,910	—	16,910	—
Derivative instruments	2	—	2	—
Total assets measured at fair value on a recurring basis	$34,319	$—	$34,319	$—

Liabilities:
Derivative instruments	$1,603	$—	$1,603	$—
Total liabilities measured at fair value on a recurring basis	$1,603	$—	$1,603	$—

Under certain circumstances, the Company makes fair value adjustments to its assets and liabilities although they are not measured at fair value on a recurring basis.

As of  June 30, 2026 and December 31, 2025, the Company had no assets or liabilities for which a nonrecurring change in fair value had been recorded.

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

	June 30, 2026
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$123,969	$123,969	$123,969	$—	$—
Interest-earning time deposits	14,245	14,245	—	14,245	—
Held-to-maturity securities	50,452	46,837	—	46,837	—
Federal Home Loan Bank stock	12,203	12,203	—	12,203	—
Loans, net	1,393,194	1,363,402	—	—	1,363,402
Accrued interest receivable	5,266	5,266	5,266	—	—

Financial liabilities:
Deposits, other than certificates of deposit	$423,044	$423,044	$—	$423,044	$—
Certificates of deposit	769,658	768,581	—	768,581	—
Federal Home Loan Bank advances	285,000	284,978	—	284,978	—
Accrued interest payable	1,774	1,774	1,774	—	—

	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$86,922	$86,922	$86,922	$—	$—
Interest-earning time deposits	7,998	7,998	—	7,998	—
Held-to-maturity securities	55,764	52,326	—	52,326	—
Federal Home Loan Bank stock	11,852	11,852	—	11,852	—
Loans held-for-sale	357	357	—	357	—
Loans, net	1,371,819	1,343,233	—	—	1,343,233
Accrued interest receivable	5,214	5,214	5,214	—	—

Financial liabilities:
Deposits, other than certificates of deposit	$404,033	$404,033	$—	$404,033	$—
Certificates of deposit	728,311	730,175	—	730,175	—
Federal Home Loan Bank advances	284,815	286,754	—	286,754	—
Accrued interest payable	1,905	1,905	1,905	—	—

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of  June 30, 2026 and December 31, 2025, the maximum potential amount of the Company’s obligation was $50,000, for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Amounts of financial instruments whose contract amounts represent off-balance sheet credit risk are as follows as of  June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)

Commitments to originate loans	$53,586	$30,588
Unadvanced funds on lines of credit	101,191	93,241
Unadvanced funds on construction loans	40,150	47,665
Letters of credit	50	50
	$194,977	$171,544

The Company accrues for credit losses related to off-balance sheet financial instruments. Expected losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for credit losses on loans, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $940,000 and $711,000 as of  June 30, 2026 and December 31, 2025, respectively.

NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows for the three and six months ended June 30, 2026 and 2025:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)

Available-for-sale securities:
Change in fair value of available-for-sale securities	$(154)	$(52)	$(145)	$21
Reclassification adjustment for realized gains in net income	—	—	—	—
Total	(154)	(52)	(145)	21
Income tax benefit (expense)	36	16	34	(4)
Net-of-tax amount	(118)	(36)	(111)	17

Cash flow hedges:
Change in fair value of cash flow hedges	$1,334	$(788)	$2,351	$(1,833)
Reclassification adjustment for cash flow hedge gains into net income	21	(145)	40	(241)
Total	1,355	(933)	2,391	(2,074)
Income tax (expense) benefit	(381)	262	(672)	583
Net-of-tax amount	974	(671)	1,719	(1,491)

Other comprehensive income (loss), net of tax	$856	$(707)	$1,608	$(1,474)

Accumulated other comprehensive income (loss) as of  June 30, 2026 and  December 31, 2025 consists of unrecognized benefit costs, net of taxes, unrealized holding gains on securities available for sale, net of tax, and fair value of cash flow hedges, net of tax as follows:

	As of June 30, 2026	As of December 31, 2025
	(in thousands)
Net unrealized holding gain on securities available-for-sale, net of tax	$62	$173
Unrecognized Supplemental Executive Retirement Plan gain, net of tax	36	36
Unrecognized Director Retirement Plan gain, net of tax	45	45
Fair value of cash flow hedges, net of tax	569	(1,150)

Accumulated other comprehensive income (loss)	$712	$(896)

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

Management believes, as of June 30, 2026, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2026, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of the dates indicated:

			Minimum For Capital		Minimum To Be Well
			Adequacy Purposes		Capitalized Under
			Plus Capital		Prompt Corrective
	Actual		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of June 30, 2026
Total Capital (to Risk Weighted Assets)	$173,120	14.90%	$121,968	10.50%	$116,160	10.00%
Tier 1 Capital (to Risk Weighted Assets)	161,941	13.94%	98,736	8.50%	92,928	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	161,941	13.94%	81,312	7.00%	75,504	6.50%
Tier 1 Capital (to Average Assets)	161,941	9.81%	66,057	4.00%	82,571	5.00%

As of December 31, 2025
Total Capital (to Risk Weighted Assets)	$165,616	14.29%	$121,710	10.50%	$115,914	10.00%
Tier 1 Capital (to Risk Weighted Assets)	154,650	13.34%	98,527	8.50%	92,731	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	154,650	13.34%	81,140	7.00%	75,344	6.50%
Tier 1 Capital (to Average Assets)	154,650	9.86%	62,736	4.00%	78,420	5.00%

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

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net income allocated to common stock	$3,261	$1,440	$6,383	$2,737

Weighted-average common shares outstanding used to calculate basic earnings per common share	8,001,325	8,155,667	8,013,607	8,183,072
Add: Dilutive effect of restricted stock awards	101,460	103,830	96,231	95,056
Add: Dilutive effect of stock options	233,910	110,322	213,637	79,247
Weighted-average common shares outstanding used to calculate diluted earnings per common share	8,336,695	8,369,819	8,323,475	8,357,375

Earnings per common share
Basic	$0.41	$0.18	$0.80	$0.33
Diluted	$0.39	$0.17	$0.77	$0.33

For the three and six months ended June 30, 2026 and 2025, there were no anti-dilutive shares.

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

Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives that are designated as and that qualify as cash flow hedges are recorded in Other Comprehensive Income ("OCI") and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a quantitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially, and continue to be, highly effective at June 30, 2026.

The following table reflects the Company's derivative position at the date indicated below for the interest rate swaps:

	As of June 30, 2026	As of December 31, 2025
	(Dollars in thousands)
Notional amount	$150,000	$120,000
Weighted-average pay rate	3.69%	3.79%
Weighted-average receive rate	3.65%	3.80%
Weighted-average maturity in years	2.72	3.24

The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of the dates indicated:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
June 30, 2026	(in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$998	Other liabilities	$(208)
Total		$998		$(208)
December 31, 2025
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$2	Other liabilities	$(1,603)
Total		$2		$(1,603)

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $367,000 to be reclassified as a decrease to interest expense from OCI related to the Company’s cash flow hedges in the twelve months following June 30, 2026. This reclassification is due to anticipated payments that will be received from counterparty on the swaps based upon the forward curve at June 30, 2026.

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 3.9 years.

The pre-tax effects of cash flow hedges on accumulated other comprehensive income and current earnings for the period indicated are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Interest rate swaps
Amount of gain (loss) recognized in OCI on derivatives	$1,355	$(933)	$2,391	$(2,074)
(Loss) gain reclassified from OCI into interest expense	$(21)	$145	$(40)	$241

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty not secured by variation margin plus any initial margin collateral posted. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. As of June 30, 2026, the Company has pledged cash collateral to a derivative counterparty totaling $2.3 million. As of June 30, 2026, the Company has received cash collateral from a derivative counterparty totaling $720,000. The Company may need to post additional collateral or may receive additional collateral in the future in proportion to potential changes in the overall unrealized gain or loss position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2026 compared to December 31, 2025 and results of operations for the three and six months ended June 30, 2026 and 2025 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “intend,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total Assets. Total assets were $1.67 billion at June 30, 2026, as compared to $1.61 billion at December 31, 2025, or an increase of $65.9 million, or 4.1%.

Cash and Cash Equivalents. Cash and cash equivalents were $124.0 million at June 30, 2026, as compared to $86.9 million at December 31, 2025, or an increase of $37.0 million, or 42.6%. The increase in cash and cash equivalents was driven by strong deposit growth that outpaced our loan growth.

Interest-Earning Time Deposits. Interest-earning time deposits were $14.2 million at June 30, 2026, as compared to $8.0 million at December 31, 2025, or an increase of $6.2 million, or 78.1%. This increase was due to purchases of new short-term interest-earning time deposits.

Investment Securities Available for Sale. Investments in securities available for sale were $40.1 million at June 30, 2026, as compared to $34.3 million at December 31, 2025, or an increase of $5.7 million, or 16.7%. This increase was due to purchases of new securities.

Investment Securities Held to Maturity. Investments in securities held to maturity were $50.5 million at June 30, 2026, as compared to $55.8 million at December 31, 2025, or a decrease of $5.3 million, or 9.5%. This decrease was due to maturities and principal paydowns of securities.

Loans. Total gross loans were $1.40 billion at June 30, 2026, as compared to $1.38 billion at December 31, 2025, or an increase of $21.3 million, or 1.5%.

●	One-to-four family residential real estate loans increased $14.9 million, or 3.1%, to $488.3 million at June 30, 2026, from $473.4 million at December 31, 2025.

●	Commercial real estate loans increased $8.4 million, or 2.5%, to $344.8 million at June 30, 2026 from $336.4 million at December 31, 2025.

●	Construction loans increased $6.8 million, or 7.6%, to $95.8 million at June 30, 2026 from $89.0 million at December 31, 2025.

●	Home equity lines of credit increased $4.6 million, or 9.2%, to $54.5 million at June 30, 2026, from $49.9 million at December 31, 2025.

●	Consumer loans decreased $699,000, or 80.4%, to $170,000 at June 30, 2026, from $869,000 at December 31, 2025.

●	Commercial loans decreased $4.9 million, or 61.7%, to $3.0 million at June 30, 2026 from $7.9 million at December 31, 2025.

●	Multi-family real estate loans decreased $7.8 million, or 1.8%, to $417.6 million at June 30, 2026 from $425.4 million at December 31, 2025.

Federal Home Loan Bank stock. The Federal Home Loan Bank (FHLB) is a cooperative bank that provides services to its member banking institutions. The primary reason for our membership in the FHLB is to gain access to a reliable source of wholesale funding and as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. We purchase and/or are subject to redemption of FHLB stock proportional to the volume of funding received and view the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. We held an investment in FHLB stock of $12.2 million and $11.9 million at June 30, 2026 and December 31, 2025, respectively. The amount of stock we are required to purchase is in proportion to our FHLB borrowings and level of total assets.

Bank-owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Bank-owned life insurance was $15.7 million at June 30, 2026, as compared to $15.4 million at December 31, 2025, or an increase of $236,000, or 1.5%. The increase was due to an increase of the cash surrender value of our bank-owned life insurance portfolio.

Deposits. Total deposits were $1.19 billion at June 30, 2026, as compared to $1.13 billion at December 31, 2025, or an increase of $60.4 million, or 5.3%.

●	Certificates of deposit increased $41.3 million, or 5.7%, to $769.7 million at June 30, 2026 from $728.3 million at December 31, 2025.

●	Demand deposit accounts increased $21.3 million, or 26.1%, to $102.8 million at June 30, 2026 from $81.5 million at December 31, 2025.

●	Money market deposit accounts increased $14.5 million, or 6.8%, to $226.3 million at June 30, 2026 from $211.8 million at December 31, 2025.

●	Interest-bearing checking accounts decreased $1.7 million, or 8.6%, to $17.7 million at June 30, 2026 from $19.4 million at December 31, 2025.

●	Savings accounts decreased $15.1 million, or 16.6%, to $76.3 million at June 30, 2026 from $91.4 million at December 31, 2025.

Federal Home Loan Bank Advances. FHLB advances were $285.0 million at June 30, 2026, as compared to $284.8 million at December 31, 2025, or an increase of $185,000, or 0.1%.

Shareholders' Equity. Total shareholders' equity was $179.9 million as of June 30, 2026, as compared to $171.9 million as of December 31, 2025, or an increase of $7.9 million, or 4.6%. This increase is primarily the result of earnings of $6.4 million and an increase in accumulated other comprehensive income ("AOCI") of $1.6 million. The increase in AOCI was driven by an increase in the fair value of cash flow hedges. Our book value per share increased by $1.01 to $20.56 at June 30, 2026 from $19.55 at December 31, 2025.

Comparison of Operating Results for the Three Months Ended June 30, 2026 and June 30, 2025

Net Income. We recorded net income of $3.3 million for the three months ended June 30, 2026, as compared to net income of $1.4 million for the three months ended June 30, 2025, or an increase of $1.8 million, or 126.5%.

Interest and Dividend Income. Interest and dividend income was $22.1 million for the three months ended June 30, 2026, as compared to $19.1 million for the three months ended June 30, 2025, or an increase of $3.0 million, or 15.9%. This increase was driven by a $2.9 million increase in interest and fees on loans, a $199,000 increase in interest and dividends on securities and a $138,000 increase in interest on interest-earning time deposits, partially offset by a $186,000 decrease in interest on short-term investments. The increase in interest and fees on loans was driven by an increase of $148.6 million in the average balance of the loan portfolio to $1.39 billion for the three months ended June 30, 2026 from $1.24 billion for the three months ended June 30, 2025, as well as an increase in the average yield of 26 basis points to 5.69% during the three months ended June 30, 2026 from 5.43% during the three months ended June 30, 2025. The yield for the three months ended June 30, 2026 benefited primarily from new loans with higher rates as well as the repricing of existing loans. The increase in interest and dividends on securities was driven by an increase in the average yield of 74 basis points to 4.44% during the three months ended June 30, 2026 from 3.70% during the three months ended June 30, 2025 as well as an increase of $1.5 million in the average balance of the investment portfolio to $89.5 million for the three months ended June 30, 2026 from $88.0 million for the three months ended June 30, 2025. The increase in interest income on interest-earning time deposits was driven by an increase in the average balance of interest-earning time deposits to $13.6 million for the three months ended June 30, 2026 from $38,000 for the three months ended June 30, 2025. The decrease in interest income on short-term investments was driven by a decrease in the average yield of 74 basis points to 3.68% during the three months ended June 30, 2026 from 4.42% during the three months ended June 30, 2025.

Average interest-earning assets increased $166.3 million to $1.61 billion for the three months ended June 30, 2026 from $1.45 billion for the three months ended June 30, 2025. The yield on interest-earning assets increased 21 basis points to 5.46% for the three months ended June 30, 2026 from 5.25% for the three months ended June 30, 2025.

Interest Expense. Total interest expense was $12.1 million for the three months ended June 30, 2026, as compared to $11.4 million for the three months ended June 30, 2025, an increase of $662,000, or 5.8%. The increase was driven by a $336,000 increase in interest expense on deposits as well as a $326,000 increase in interest expense on FHLB advances. The increase in interest expense on deposit accounts was due to an increase in the average balance of interest-bearing deposits of $125.7 million, or 12.8%, to $1.10 billion for the three months ended June 30, 2026 from $979.2 million for the three months ended June 30, 2025, partially offset by a decrease in the cost of interest-bearing deposits of 31 basis points to 3.43% for the three months ended June 30, 2026 from 3.74% for the three months ended June 30, 2025. The increase in interest expense on FHLB advances was due to an increase in the average balance of FHLB advances of $33.0 million, or 14.0%, to $269.0 million for the three months ended June 30, 2026 from $236.1 million for the three months ended June 30, 2025.

Net Interest and Dividend Income. Net interest and dividend income increased $2.4 million, or 31.0%, to $10.0 million for the three months ended June 30, 2026 from $7.7 million for the three months ended June 30, 2025. This increase was driven by increases in the average balance and yields on loans as well as a decrease in the average cost of interest-bearing deposits. The resulting net interest margin expanded by 37 basis points to 2.45% for the three months ended June 30, 2026, as compared to 2.08% for the three months ended June 30, 2025.

Provision for Credit Losses. The provision for credit losses was $61,000 for the three months ended June 30, 2026, as compared to $1.1 million for the three months ended June 30, 2025. The lower provision primarily reflected lower loan growth during the three months ended June 30, 2026 as well as lower reserve requirements, reflecting the continued strong credit quality of the portfolio. This was partially offset by higher provision for off-balance sheet commitments due to higher levels of loan commitments for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Noninterest Income. Noninterest income was $304,000 for the three months ended June 30, 2026, as compared to $355,000 for the three months ended June 30, 2025, or a decrease of $51,000, or 14.4%.  The table below sets forth our noninterest income for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Customer service fees	$152	$154	$(2)	(1.3)%
Income from bank-owned life insurance	119	118	1	0.8
Net gain on sales of loans	9	43	(34)	(79.1)
Other income	24	40	(16)	(40.0)
Total noninterest income	$304	$355	$(51)	(14.4)%

Noninterest Expense. Noninterest expense was $5.8 million for the three months ended June 30, 2026, as compared to $5.0 million for the three months ended June 30, 2025, or an increase of $832,000, or 16.7%. The table below sets forth our noninterest expense for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,607	$3,013	$594	19.7%
Director compensation	199	173	26	15.0
Occupancy and equipment	288	261	27	10.3
Data processing	337	315	22	7.0
Computer software and licensing fees	113	104	9	8.7
Advertising and promotions	317	189	128	67.7
Professional fees	248	264	(16)	(6.1)
FDIC deposit insurance	242	216	26	12.0
Other expense	461	445	16	3.6
Total noninterest expense	$5,812	$4,980	$832	16.7%

●

Salaries and employee benefits was $3.6 million for the three months ended June 30, 2026, as compared to $3.0 million for the three months ended June 30, 2025, or an increase of $594,000, or 19.7%. This increase was primarily due to the recognition of $236,000 of Employee Retention Tax Credits (ERTC) during the second quarter of 2025, which reduced salaries and employee benefits expense in the prior year period. The ERTC consisted of refunds of certain federal employment taxes that are authorized and established under the CARES Act. The amount was recorded as a reduction to salaries and employee benefits expenses. Excluding the impact of the ERTC, the increase in salaries and employee benefits was primarily driven by higher staffing levels and annual compensation adjustments.

●

Advertising and promotions was $317,000 for the three months ended June 30, 2026, as compared to $189,000 for the three months ended June 30, 2025, or an increase of $128,000, or 67.7%. The increase was primarily driven by the engagement of a new marketing firm as part of the Company's efforts to enhance its brand presence, expand marketing initiatives, and support long-term business development objectives.

Income Tax Expense. We recorded a provision for income tax expense of $1.2 million for the three months ended June 30, 2026, as compared to $475,000 for the three months ended June 30, 2025, reflecting effective tax rates of 27.0% and 24.8%, respectively.

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

	For the Three Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(5)	Balance	Interest	Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,393,019	$19,748	5.69%	$1,244,406	$16,862	5.43%
Securities (1)	89,533	991	4.44	88,039	812	3.70
Short-term investments	115,440	1,058	3.68	112,816	1,244	4.42
Interest-earning time deposits	13,612	139	4.10	38	1	5.37
Total interest-earning assets	1,611,604	21,936	5.46%	1,445,299	18,919	5.25%
Non-interest-earning assets	40,113			38,221
Total assets	$1,651,717			$1,483,520

Interest-bearing liabilities:
Checking accounts	19,415	4	0.08%	19,850	5	0.10%
Savings accounts	78,815	302	1.54	92,469	480	2.08
Money market accounts	221,139	1,593	2.89	208,777	1,759	3.38
Certificates of deposit	785,497	7,559	3.86	658,102	6,878	4.19
Total interest-bearing deposits	1,104,866	9,458	3.43	979,198	9,122	3.74
Federal Home Loan Bank advances	269,032	2,645	3.94	236,076	2,319	3.94
Total interest-bearing liabilities	1,373,898	12,103	3.53%	1,215,274	11,441	3.78%
Noninterest-bearing demand deposits	85,352			85,317
Noninterest-bearing liabilities	13,738			13,516
Total liabilities	1,472,988			1,314,107
Shareholders' equity	178,729			169,413
Total liabilities and shareholders' equity	$1,651,717			$1,483,520

Net interest income		$9,833			$7,478
Net interest rate spread (2)			1.93%			1.47%
Net interest-earning assets (3)	$237,706			$230,025
Net interest margin (4)			2.45%			2.08%

Average interest-earning assets to interest-bearing liabilities	117.30%			118.93%

(1) Excludes interest and dividends on cost method investments of $202,000 and $182,000 for the three months ended June 30, 2026 and 2025, respectively.

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

	Three Months Ended June 30, 2026 vs. 2025
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$2,081	$805	$2,886
Securities	14	165	179
Short-term investments	28	(214)	(186)
Interest-earning time deposits	139	(1)	138
Total interest-earning assets	$2,262	$755	$3,017

Interest-bearing liabilities:
Checking accounts	$—	$(1)	$(1)
Savings accounts	(64)	(114)	(178)
Money market accounts	100	(266)	(166)
Certificates of deposit	1,256	(575)	681
Total interest-bearing deposits	1,292	(956)	336
Federal Home Loan Bank advances	324	2	326
Total interest-bearing liabilities	$1,616	$(954)	$662

Change in net interest income	$646	$1,709	$2,355

Comparison of Operating Results for the Six Months Ended June 30, 2026 and June 30, 2025

Net Income. We recorded net income of $6.4 million for the six months ended June 30, 2026, as compared to net income of $2.7 million for the six months ended June 30, 2025, or an increase of $3.6 million, or 133.2%.

Interest and Dividend Income. Interest and dividend income was $43.8 million for the six months ended June 30, 2026, as compared to $36.7 million for the six months ended June 30, 2025, or an increase of $7.0 million, or 19.1%. This increase was driven by a $7.3 million increase in interest and fees on loans, a $477,000 increase in interest and dividends on securities and a $230,000 increase in interest on interest-earning time deposits, partially offset by a $998,000 decrease in interest on short-term investments. The increase in interest and fees on loans was driven by an increase of $186.2 million in the average balance of the loan portfolio to $1.39 billion for the six months ended June 30, 2026 from $1.20 billion for the six months ended June 30, 2025, as well as an increase in the average yield of 34 basis points to 5.71% during the six months ended June 30, 2026 from 5.37% during the six months ended June 30, 2025. The yield for the six months ended June 30, 2026 benefited primarily from new loans with higher rates as well as the repricing of existing loans. The increase in interest and dividends on securities was driven by an increase in the average yield of 87 basis points to 4.41% during the six months ended June 30, 2026 from 3.54% during the six months ended June 30, 2025 as well as an increase of $4.0 million in the average balance of the investment portfolio to $88.5 million for the six months ended June 30, 2026 from $84.5 million for the six months ended June 30, 2025. The increase in interest income on interest-earning time deposits was driven by an increase in the average balance of interest-earning time deposits to $11.3 million for the six months ended June 30, 2026 from $69,000 for the six months ended June 30, 2025. The decrease in interest income on short-term investments was driven by a decrease of $27.7 million in the average balance of the short-term investments to $102.8 million for the six months ended June 30, 2026 from $130.4 million for the six months ended June 30, 2025, as well as a decrease in the average yield of 77 basis points to 3.67% during the six months ended June 30, 2026 from 4.44% during the six months ended June 30, 2025.

Average interest-earning assets increased $173.8 million to $1.59 billion for the six months ended June 30, 2026 from $1.42 billion for the six months ended June 30, 2025. The yield on interest-earning assets increased 32 basis points to 5.50% for the six months ended June 30, 2026 from 5.18% for the six months ended June 30, 2025.

Interest Expense. Total interest expense was $23.9 million for the six months ended June 30, 2026, as compared to $22.4 million for the six months ended June 30, 2025, an increase of $1.5 million, or 6.5%. The increase was driven by a $793,000 increase in interest expense on FHLB advances as well as a $675,000 increase in interest expense on deposit accounts. The increase in interest expense on FHLB advances was primarily due to an increase in the average balance of FHLB advances of $39.7 million, or 17.5%, to $266.3 million for the six months ended June 30, 2026 from $226.6 million for the six months ended June 30, 2025. The increase in interest expense on deposit accounts was due to an increase in the average balance of interest-bearing deposits of $127.1 million, or 13.2%, to $1.09 billion for the six months ended June 30, 2026 from $961.9 million for the six months ended June 30, 2025, partially offset by a decrease in the cost of interest-bearing deposits of 32 basis points to 3.45% for the six months ended June 30, 2026 from 3.77% for the six months ended June 30, 2025.

Net Interest and Dividend Income. Net interest and dividend income increased $5.6 million, or 38.9%, to $19.9 million for the six months ended June 30, 2026 from $14.3 million for the six months ended June 30, 2025. This increase was driven by increases in the average balance and yields on loans as well as a decrease in the average cost of interest-bearing deposits. The resulting net interest margin expanded by 48 basis points to 2.47% for the six months ended June 30, 2026, as compared to 1.99% for the six months ended June 30, 2025.

Provision for Credit Losses. The provision for credit losses was $214,000 for the six months ended June 30, 2026, as compared to $1.1 million for the six months ended June 30, 2025. The lower provision primarily reflected lower loan growth during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, as well as lower reserve requirements, reflecting the continued strong credit quality of the portfolio. This was partially offset by higher provision for off-balance sheet commitments due to higher levels of loan commitments at June 30, 2026 as compared to June 30, 2025.

Noninterest Income. Noninterest income was $632,000 for the six months ended June 30, 2026, as compared to $626,000 for the six months ended June 30, 2025, or an increase of $6,000, or 1.0%.  The table below sets forth our noninterest income for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Customer service fees	$307	$294	$13	4.4%
Income from bank-owned life insurance	237	233	4	1.7
Net gain on sales of loans	45	43	2	4.7
Other income	43	56	(13)	(23.2)
Total noninterest income	$632	$626	$6	1.0%

Noninterest Expense. Noninterest expense was $11.6 million for the six months ended June 30, 2026, as compared to $10.2 million for the six months ended June 30, 2025, or an increase of $1.4 million, or 13.4%. The table below sets forth our noninterest expense for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$7,067	$6,273	$794	12.7%
Director compensation	397	389	8	2.1
Occupancy and equipment	602	542	60	11.1
Data processing	671	625	46	7.4
Computer software and licensing fees	234	214	20	9.3
Advertising and promotions	514	321	193	60.1
Professional fees	695	574	121	21.1
FDIC deposit insurance	493	401	92	22.9
Other expense	885	849	36	4.2
Total noninterest expense	$11,558	$10,188	$1,370	13.4%

●

Salaries and employee benefits was $7.1 million for the six months ended June 30, 2026, as compared to $6.3 million for the six months ended June 30, 2025, or an increase of $794,000, or 12.7%. This increase was primarily due to the recognition of $236,000 of Employee Retention Tax Credits (ERTC) during the second quarter of 2025, which reduced salaries and employee benefits expense in the prior year period. The ERTC consisted of refunds of certain federal employment taxes that are authorized and established under the CARES Act. The amount was recorded as a reduction to salaries and employee benefits expenses. Excluding the impact of the ERTC, the increase in salaries and employee benefits was primarily driven by higher staffing levels and annual compensation adjustments.

●

Advertising and promotions was $514,000 for the six months ended June 30, 2026, as compared to $321,000 for the six months ended June 30, 2025, or an increase of $193,000, or 60.1%. The increase was primarily driven by the engagement of a new marketing firm as part of the Company's efforts to enhance its brand presence, expand marketing initiatives, and support long-term business development objectives.

●	Professional fees were $695,000 for the six months ended June 30, 2026, as compared to $574,000 for the six months ended June 30, 2025, or an increase of $121,000, or 21.1%. The increase was driven by higher consultant fees and audit-related costs.

●	FDIC deposit insurance was $493,000 for the six months ended June 30, 2026, as compared to $401,000 for the six months ended June 30, 2025, or an increase of $92,000, or 22.9%. The increase was driven by asset growth.

Income Tax Expense. We recorded a provision for income tax expense of $2.3 million for the six months ended June 30, 2026, as compared to $899,000 for the six months ended June 30, 2025, reflecting effective tax rates of 26.9% and 24.7%, respectively.

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

	For the Six Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(5)	Balance	Interest	Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,387,649	$39,324	5.71%	$1,201,409	$32,005	5.37%
Securities (1)	88,491	1,936	4.41	84,502	1,484	3.54
Short term investments	102,776	1,871	3.67	130,441	2,869	4.44
Interest-earning time deposits	11,301	232	4.14	69	2	5.31
Total interest-earning assets	1,590,217	43,363	5.50%	1,416,421	36,360	5.18%
Non-interest-earning assets	40,468			38,159
Total assets	$1,630,685			$1,454,580

Interest-bearing liabilities:
Checking accounts	19,063	8	0.08%	18,663	8	0.09%
Savings accounts	82,463	642	1.57	95,684	993	2.09
Money market accounts	216,970	3,101	2.88	199,111	3,323	3.37
Certificates of deposit	770,535	14,905	3.90	648,443	13,657	4.25
Total interest-bearing deposits	1,089,031	18,656	3.45	961,901	17,981	3.77
Federal Home Loan Bank advances	266,327	5,227	3.96	226,646	4,434	3.95
Total interest-bearing liabilities	1,355,358	23,883	3.55%	1,188,547	22,415	3.80%
Non-interest-bearing demand deposits	83,824			82,564
Non-interest-bearing liabilities	14,752			14,126
Total liabilities	1,453,934			1,285,237
Shareholders' Equity	176,751			169,343
Total liabilities and shareholders' equity	$1,630,685			$1,454,580

Net interest income		$19,480			$13,945
Net interest rate spread (2)			1.95%			1.37%
Net interest-earning assets (3)	$234,859			$227,874
Net interest margin (4)			2.47%			1.99%

Average interest-earning assets to interest-bearing liabilities	117.33%			119.17%

(1) Excludes interest and dividends on cost method investments of $388,000 and $363,000 for the six months ended June 30, 2026 and 2025, respectively.

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

	Six Months Ended June 30, 2026 vs. 2025
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$5,186	$2,133	$7,319
Securities	73	379	452
Short term investments	(551)	(447)	(998)
Interest-earning time deposits	230	—	230
Total interest-earning assets	$4,938	$2,065	$7,003

Interest-bearing liabilities:
Checking accounts	$—	$—	$—
Savings accounts	(125)	(226)	(351)
Money market accounts	282	(504)	(222)
Certificates of deposit	2,425	(1,177)	1,248
Total interest-bearing deposits	2,582	(1,907)	675
Federal Home Loan Bank advances	779	14	793
Total interest-bearing liabilities	$3,361	$(1,893)	$1,468

Change in net interest income	$1,577	$3,958	$5,535

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of loans and securities. We are also able to borrow from the Federal Home Loan Bank of Boston ("FHLB"), the Federal Reserve Bank and the Atlantic Community Bankers Bank. At June 30, 2026, we had outstanding advances of $285.0 million from the FHLB. At June 30, 2026, we had unused borrowing capacities of $478.4 million with the FHLB, $69.9 million with the Federal Reserve Bank and $15.0 million with the Atlantic Community Bankers Bank.

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

At June 30, 2026, we had $53.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $101.2 million in unused lines of credit to borrowers and $40.2 million in unadvanced construction loans.

Non-brokered certificates of deposit due within one year of June 30, 2026 totaled $416.0 million, or 34.9%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2027, or on our savings and money market accounts.

We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of June 30, 2026.

Our primary investing activity is originating loans. During the six months ended June 30, 2026 and the year ended December 31, 2025, we originated $119.3 million and $429.6 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced net increases in deposits of $60.4 million and $133.8 million for the six months ended June 30, 2026 and the year ended December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, the level of brokered time deposits was $127.3 million and $134.0 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. At June 30, 2026 and December 31, 2025, the level of FHLB advances was $285.0 million and $284.8 million, respectively.

For additional information, see the consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

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

At June 30, 2026, Everett Co-operative Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 9 of the notes to consolidated financial statements.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 10, 2023, the Company announced the commencement of a stock repurchase program to acquire up to 458,762 shares, or 5% of the Company’s then outstanding common stock. On April 11, 2025, the Company completed the stock repurchase plan. On May 8, 2025, the Company announced an additional stock repurchase plan that authorizes the Company to repurchase up to 451,092 shares, or approximately 5% of the Company's then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company. The following table sets forth the information regarding the Company's common stock repurchase activities during the three months ended June 30, 2026:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That May
	Total Number of	Average Price	as Part of Publicly	Yet Be Purchased
	Shares Purchased	Paid Per Share	Announced Programs	Under the Programs

From April 1, 2026 to April 30, 2026	15,375	$17.54	15,375	189,506
From May 1, 2026 to May 31, 2026	4,710	$17.86	4,710	184,796
From June 1, 2026 to June 30, 2026	14,840	$19.28	14,840	169,956
Total	34,925	$18.32	34,925

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as that term is used in SEC regulations.

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

ECB BANCORP, INC.

Date: August 7, 2026	/s/Richard J. O'Neil, Jr.
Richard J. O’Neil, Jr.
President and Chief Executive Officer

Date: August 7, 2026	/s/Brandon N. Lavertu
Brandon N. Lavertu
Executive Vice President and Chief Financial Officer