Form 10-Q
period 2026-09-30
ECB Bancorp, Inc. /MD/
filed 2026-11-06
CIK 1914605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of  November 6, 2026, 8,724,628 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

ECB Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

ECB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(unaudited)

(Dollars in thousands)

	September 30, 2026	December 31, 2025

ASSETS
Cash and due from banks	$2,707	$4,121
Short-term investments	93,377	82,801
Total cash and cash equivalents	96,084	86,922
Interest-earning time deposits	2,248	7,998
Investments in available-for-sale securities, at fair value	48,686	34,317
Investments in held-to-maturity securities, at amortized cost (fair values of $38,674 as of September 30, 2026, and $52,326 at December 31, 2025)	43,388	55,764
Loans held-for-sale	—	357
Loans, net of allowance for credit losses of $10,330 at September 30, 2026, and $10,255 at December 31, 2025	1,448,546	1,371,819
Federal Home Loan Bank stock, at cost	13,290	11,852
Premises and equipment, net	4,591	3,429
Accrued interest receivable	5,577	5,214
Deferred tax asset, net	4,848	5,667
Bank-owned life insurance	15,777	15,420
Other assets	10,046	6,894
Total assets	$1,693,081	$1,605,653

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$92,125	$81,497
Interest-bearing	1,118,846	1,050,847
Total deposits	1,210,971	1,132,344
Federal Home Loan Bank advances	282,500	284,815
Other liabilities	14,740	16,560
Total liabilities	1,508,211	1,433,719
Commitments and contingencies (see Note 7)
Shareholders' equity:
Preferred Stock, par value $0.01; Authorized: 1,000,000 shares; No shares issued	—	—
Common Stock, par value $0.01; Authorized: 30,000,000 shares; Issued and outstanding: 8,737,641 shares and 8,792,719 shares at September 30, 2026 and December 31, 2025, respectively	87	88
Additional paid-in capital	83,036	82,997
Retained earnings	105,391	95,617
Accumulated other comprehensive income (loss)	1,953	(896)
Unallocated common shares held by the Employee Stock Ownership Plan	(5,597)	(5,872)
Total shareholders' equity	184,870	171,934
Total liabilities and shareholders' equity	$1,693,081	$1,605,653

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(unaudited)

(Dollars in thousands, except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest and dividend income:
Interest and fees on loans	$20,602	$18,153	$59,927	$50,158
Interest and dividends on securities	1,319	1,032	3,642	2,879
Interest on short-term investments	990	1,204	2,861	4,074
Interest on interest-earning time deposits	203	28	435	30
Total interest and dividend income	23,114	20,417	66,865	57,141
Interest expense:
Interest on deposits	9,227	9,548	27,884	27,529
Interest on Federal Home Loan Bank advances	3,097	2,413	8,324	6,847
Total interest expense	12,324	11,961	36,208	34,376
Net interest and dividend income	10,790	8,456	30,657	22,765
Provision for credit losses	205	183	419	1,293
Net interest and dividend income after provision for credit losses	10,585	8,273	30,238	21,472
Noninterest income:
Customer service fees	152	147	459	441
Income from bank-owned life insurance	121	121	357	354
Net gain on sales of loans	4	55	49	98
Other income	27	18	70	73
Total noninterest income	304	341	935	966
Noninterest expense:
Salaries and employee benefits	3,863	3,373	10,930	9,645
Director compensation	200	204	597	593
Occupancy and equipment	283	254	885	796
Data processing	386	331	1,057	956
Computer software and licensing	121	116	355	330
Advertising and promotions	390	172	904	493
Professional fees	325	298	1,020	872
Federal Deposit Insurance Corporation deposit insurance	255	237	748	638
Other expense	452	373	1,335	1,223
Total noninterest expense	6,275	5,358	17,831	15,546
Income before income tax expense	4,614	3,256	13,342	6,892
Income tax expense	1,223	817	3,568	1,716
Net income	$3,391	$2,439	$9,774	$5,176
Share data:
Weighted average shares outstanding, basic	7,989,369	8,023,681	8,005,345	8,129,358
Weighted average shares outstanding, diluted	8,393,169	8,274,506	8,346,230	8,328,891
Earnings per share, basic	$0.42	$0.30	$1.22	$0.64
Earnings per share, diluted	$0.40	$0.29	$1.17	$0.62

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(unaudited)

(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income	$3,391	$2,439	$9,774	$5,176
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available-for-sale	(711)	177	(822)	194
Net change in fair value of cash flow hedges	1,952	(83)	3,671	(1,574)
Total other comprehensive income (loss), net of tax	1,241	94	2,849	(1,380)
Total comprehensive income	$4,632	$2,533	$12,623	$3,796

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

(unaudited)

(in thousands except share data)

	Three months ended
	Shares of				Accumulated	Unallocated
	Common		Additional		Other	Common
	Stock	Common	Paid-in	Retained	Comprehensive	Stock Held
	Outstanding	Stock	Capital	Earnings	Income (Loss)	by ESOP	Total
Balance at June 30, 2025	8,946,958	$89	$84,755	$90,582	$(1,092)	$(6,057)	$168,277
Net income	—	—	—	2,439	—	—	2,439
Other comprehensive income, net of tax	—	—	—	—	94	—	94
ESOP shares committed to be released (9,250 shares)	—	—	58	—	—	93	151
Shares repurchased under share repurchase plan	(122,683)	(1)	(1,965)	—	—	—	(1,966)
Restricted stock awards withheld to cover income taxes	(60)	—	(1)	—	—	—	(1)
Stock options exercised	1,612	—	—	—	—	—	—
Stock-based compensation	—	—	315	—	—	—	315
Balance at September 30, 2025	8,825,827	$88	$83,162	$93,021	$(998)	$(5,964)	$169,309

Balance at June 30, 2026	8,747,150	$87	$82,770	$102,000	$712	$(5,690)	$179,879
Net income	—	—	—	3,391	—	—	3,391
Other comprehensive income, net of tax	—	—	—	—	1,241	—	1,241
ESOP shares committed to be released (9,250 shares)	—	—	98	—	—	93	191
Shares repurchased under share repurchase plan	(9,448)	—	(189)	—	—	—	(189)
Restricted stock awards withheld to cover income taxes	(61)	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	358	—	—	—	358
Balance at September 30, 2026	8,737,641	$87	$83,036	$105,391	$1,953	$(5,597)	$184,870

	Nine months ended
	Shares of				Accumulated	Unallocated
	Common		Additional		Other	Common
	Stock	Common	Paid-in	Retained	Comprehensive	Stock Held
	Outstanding	Stock	Capital	Earnings	Income (Loss)	by ESOP	Total
Balance at December 31, 2024	9,095,833	$91	$86,189	$87,845	$382	$(6,239)	$168,268
Net income	—	—	—	5,176	—	—	5,176
Other comprehensive loss, net of tax	—	—	—	—	(1,380)	—	(1,380)
ESOP shares committed to be released (27,450 shares)	—	—	151	—	—	275	426
Shares repurchased under share repurchase plan	(262,227)	(3)	(4,094)	—	—	—	(4,097)
Restricted stock awards forfeited	(9,331)	—	(35)	—	—	—	(35)
Restricted stock awards withheld to cover income taxes	(60)	—	(1)	—	—	—	(1)
Stock options exercised	1,612	—	—	—	—	—	—
Stock-based compensation	—	—	952	—	—	—	952
Balance at September 30, 2025	8,825,827	$88	$83,162	$93,021	$(998)	$(5,964)	$169,309

Balance at December 31, 2025	8,792,719	$88	$82,997	$95,617	$(896)	$(5,872)	$171,934
Net income	—	—	—	9,774	—	—	9,774
Other comprehensive income, net of tax	—	—	—	—	2,849	—	2,849
ESOP shares committed to be released (27,450 shares)	—	—	241	—	—	275	516
Shares repurchased under share repurchase plan	(64,067)	(1)	(1,212)	—	—	—	(1,213)
Restricted stock awards issued	8,550	—	—	—	—	—	—
Restricted stock awards withheld to cover income taxes	(61)	—	(1)	—	—	—	(1)
Stock options exercised	500	—	5	—	—	—	5
Stock-based compensation	—	—	1,006	—	—	—	1,006
Balance at September 30, 2026	8,737,641	$87	$83,036	$105,391	$1,953	$(5,597)	$184,870

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ECB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$9,774	$5,176
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of premiums and discounts on securities, net	(248)	(134)
Provision for credit losses	419	1,293
Change in deferred loan costs/fees	(53)	302
Gain on sales of loans, net	(49)	(98)
Proceeds from sales of loans	12,868	8,648
Loans originated for sale, net	(3,779)	(8,550)
Depreciation and amortization expense	222	224
Increase in accrued interest receivable	(363)	(1,236)
Decrease in accrued interest payable	(502)	(560)
Increase in bank-owned life insurance	(357)	(354)
Deferred income tax benefit	(353)	(152)
ESOP expense	516	426
Stock-based compensation expense	1,006	917
Decrease (increase) in other assets	351	(27)
Decrease in other liabilities	(55)	(586)
Net cash provided by operating activities	19,397	5,289

Cash flows from investing activities:
Purchases of held-to-maturity securities	(12,995)	(17,992)
Proceeds from paydowns, calls and maturities of held-to-maturity securities	25,466	32,754
Purchases of available-for-sale securities	(17,859)	(27,210)
Proceeds from paydowns and maturities of available-for-sale securities	2,558	3,119
Purchase of interest-earning time deposits	(38,747)	(7,998)
Proceeds from maturities of interest-earning time deposits	44,497	100
Investment in low-income housing tax credit fund	—	(2,992)
Purchase of Federal Home Loan Bank stock	(4,399)	(4,076)
Redemption of Federal Home Loan Bank stock	2,961	2,974
Loan originations and principal collections, net	(85,436)	(167,809)
Purchase of loans	—	(2,806)
Capital expenditures	(1,384)	(139)
Net cash used in investing activities	(85,338)	(192,075)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing checking, savings and money market accounts	60,377	16,213
Net increase in time deposits	18,250	93,859
Proceeds from long-term Federal Home Loan Bank advances	75,000	30,815
Repayments of long-term Federal Home Loan Bank advances	(127,315)	(25,000)
Net change in short-term Federal Home Loan Bank advances	50,000	20,000
Restricted stock awards withheld to cover income taxes	(1)	(1)
Proceeds from exercise of stock options	5	—
Payments for shares repurchased under share repurchase plan	(1,213)	(4,097)
Net cash provided by financing activities	75,103	131,789

Net increase (decrease) in cash and cash equivalents	9,162	(54,997)
Cash and cash equivalents at beginning of year	86,922	157,617
Cash and cash equivalents at end of period	$96,084	$102,620

Supplemental disclosures:
Interest paid	$36,710	$34,936
Transfer of loans to loans held-for-sale	$8,683	$—
Income taxes paid
Federal	$1,800	$1,200
Massachusetts	$1,425	$550

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of  September 30, 2026 and the results of operations and cash flows for the interim periods ended September 30, 2026 and 2025. Such adjustments were of a normal recurring nature. Interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended  December 31, 2025 and accompanying notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

NOTE 3 – INVESTMENTS IN SECURITIES

Available-for-Sale Securities

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The following table summarizes the amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of available-for-sale securities at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Available-for-sale	Cost	Gains	Losses	Losses	Value
	(in thousands)
September 30, 2026
Mortgage-backed securities	$5,774	$—	$(64)	$—	$5,710
Collateralized mortgage obligations	20,532	—	(680)	—	19,852
Corporate bonds	23,228	100	(204)	—	23,124
Total available-for-sale securities	$49,534	$100	$(948)	$—	$48,686

December 31, 2025
Mortgage-backed securities	$6,411	$51	$(3)	$—	$6,459
Collateralized mortgage obligations	10,937	48	(37)	—	10,948
Corporate bonds	16,732	225	(47)	—	16,910
Total available-for-sale securities	$34,080	$324	$(87)	$—	$34,317

The Company's available-for-sale securities are carried at fair value. For available-for-sale securities in an unrealized loss position, management will first evaluate whether there is intent to sell a security, or if it is more likely than not that the Company will be required to sell a security prior to anticipated recovery of its amortized cost basis. If either of these criteria are met, the Company will record a write-down of the security's amortized cost basis to fair value through income. For those available-for-sale securities which do not meet the intent or requirement to sell criteria, management will evaluate whether the decline in fair value is a result of credit related matters or other factors. In performing this assessment, management considers the creditworthiness of the issuer including whether the security is guaranteed by the U.S. federal government or other government agency, the extent to which fair value is less than amortized cost, and changes in credit rating during the period, among other factors. If this assessment indicates the existence of credit losses, an allowance for credit losses will be established, as determined by a discounted cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and is recognized in earnings. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when a security is determined to be uncollectible, or when either of the aforementioned criteria surrounding intent or requirement to sell have been met. No allowance for credit losses was recorded for available-for-sale securities as of  September 30, 2026 and December 31, 2025.

The Company did not record a provision for estimated credit losses on any available-for-sale securities for the three and nine months ended September 30, 2026 and 2025. Excluded from the table above is accrued interest on available-for-sale securities of $351,000 and $335,000 at  September 30, 2026 and December 31, 2025, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on available-for-sale securities for the three and nine months ended September 30, 2026 and 2025. No securities held by the Company were delinquent on contractual payments at  September 30, 2026 and December 31, 2025, nor were any securities placed on non-accrual status for the three and nine months ended September 30, 2026 and 2025.

When securities are sold, the amortized cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of securities during the three and nine months ended September 30, 2026 and 2025.

The aggregate fair value and unrealized losses of available-for-sale securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and have no allowance for credit losses, are as follows as of  September 30, 2026 and December 31, 2025:

		Less than 12 Months		12 Months or Longer		Total
	# of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Holdings	Value	Losses	Value	Losses	Value	Losses
				(Dollars in thousands)
September 30, 2026
Available-for-Sale:
Mortgage-backed securities	4	$4,816	$(61)	$894	$(3)	$5,710	$(64)
Collateralized mortgage obligations	15	17,119	(548)	2,733	(132)	19,852	(680)
Corporate bonds	8	11,887	(121)	4,637	(83)	16,524	(204)
Total	27	$33,822	$(730)	$8,264	$(218)	$42,086	$(948)

December 31, 2025
Available-for-Sale:
Mortgage-backed securities	1	$—	$—	$1,362	$(3)	$1,362	$(3)
Collateralized mortgage obligations	3	3,778	(15)	1,405	(22)	5,183	(37)
Corporate bonds	4	7,666	(47)	—	—	7,666	(47)
Total	8	$11,444	$(62)	$2,767	$(25)	$14,211	$(87)

Management evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Held-to-Maturity Securities

The following table summarizes the amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of held-to-maturity securities at the dates indicated:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
Held-to-maturity:	Cost	Gains	Losses	Losses	Value
	(in thousands)
September 30, 2026
Mortgage-backed securities	$33,129	$—	$(4,468)	$—	$28,661
Corporate bonds	10,259	64	(310)	—	10,013
Total held-to-maturity securities	$43,388	$64	$(4,778)	$—	$38,674

December 31, 2025
Mortgage-backed securities	$36,645	$88	$(3,453)	$—	$33,280
Corporate bonds	19,119	262	(335)	—	19,046
Total held-to-maturity securities	$55,764	$350	$(3,788)	$—	$52,326

The Company measures expected credit losses on held-to-maturity securities on a collective basis by major security type. Management classifies the held-to-maturity portfolio into the following major security types: Agency Mortgage-Backed Securities and Corporate Bonds.

Mortgage-backed securities are guaranteed by U.S. government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation. The Company's investments in corporate bonds are deemed “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery. Therefore the Company did not record a provision for estimated credit losses on any held-to-maturity securities during the three and nine months ended September 30, 2026 and 2025. Excluded from the table above is accrued interest on held-to-maturity securities of $240,000 and $237,000 at  September 30, 2026 and December 31, 2025, respectively, which is included within accrued interest receivable in the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on held-to-maturity securities for the three and nine months ended September 30, 2026 and 2025. No securities held by the Company were delinquent on contractual payments at  September 30, 2026 and December 31, 2025, nor were any securities placed on non-accrual status for the three and nine months ended September 30, 2026 and 2025.

Held-to-Maturity and Available-for-Sale Securities

The actual maturities of certain available-for-sale or held-to-maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available-for-sale and held-to-maturity securities as of  September 30, 2026 is presented below:

	Available-for-sale	Held-to-maturity
	Fair	Amortized	Fair
	Value	Cost	Value
	(in thousands)
Within 1 year	$5,501	$3,000	$2,999
After 1 year through 5 years	—	1,515	1,468
After 5 years through 10 years	16,123	5,744	5,546
After 10 years	1,500	—	—
Total securities with defined maturities	23,124	10,259	10,013
Mortgage-backed securities	5,710	33,129	28,661
Collateralized mortgage obligations	19,852	—	—
Total	$48,686	$43,388	$38,674

The carrying value of securities pledged to secure advances from the Federal Home Loan Bank of Boston (“FHLB”) was $48.7 million and $48.5 million as of  September 30, 2026 and December 31, 2025, respectively.

The carrying value of securities pledged to secure advances from the Federal Reserve Bank (“FRB”) was $12.1 million and $18.7 million as of  September 30, 2026 and December 31, 2025, respectively.

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

Loans consisted of the following as of the dates indicated:

	At September 30,		At December 31,
	2026		2025
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$497,692	34.1%	$473,394	34.2%
Multi-family	431,830	29.6%	425,428	30.8%
Commercial	359,474	24.6%	336,412	24.3%
Home equity lines of credit and loans	57,056	3.9%	49,866	3.6%
Construction	109,577	7.5%	88,957	6.4%
Other loans:
Commercial	3,194	0.2%	7,938	0.6%
Consumer	790	0.1%	869	0.1%
Total loans, gross	1,459,613	100.0%	1,382,864	100.0%
Less:
Net deferred loan fees	(737)		(790)
Allowance for credit losses	(10,330)		(10,255)
Total loans, net	$1,448,546		$1,371,819

The carrying value of loans pledged to secure advances from the FHLB were $1.0 billion and $920.9 million as of  September 30, 2026 and December 31, 2025, respectively.

The carrying value of loans pledged to secure advances from the FRB were $112.9 million and $114.7 million as of  September 30, 2026 and December 31, 2025, respectively.

The following tables set forth information regarding the allowance for credit losses on loans as of and for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30, 2026
	(in thousands)
	Beginning			(Benefit)	Ending
	Balance(1)	Charge-offs	Recoveries	provision	Balance(1)
Real estate loans:
One-to-four family residential	$3,151	$—	$—	$8	$3,159
Multi-family	2,022	—	—	111	2,133
Commercial	3,758	—	—	(115)	3,643
Home equity lines of credit and loans	183	—	—	82	265
Construction	1,075	—	—	3	1,078
Other loans:
Commercial	48	—	—	—	48
Consumer	1	(2)	—	5	4
Total	$10,238	$(2)	$—	$94	$10,330

	For the nine months ended September 30, 2026
	(in thousands)
	Beginning			Provision	Ending
	Balance(1)	Charge-offs	Recoveries	(benefit)	Balance(1)
Real estate loans:
One-to-four family residential	$3,069	$—	$—	$90	$3,159
Multi-family	2,260	—	—	(127)	2,133
Commercial	3,640	—	—	3	3,643
Home equity lines of credit and loans	170	—	—	95	265
Construction	1,009	—	—	69	1,078
Other loans:
Commercial	102	—	—	(54)	48
Consumer	5	(4)	—	3	4
Total	$10,255	$(4)	$—	$79	$10,330

	For the three months ended September 30, 2025
	(in thousands)
	Beginning			Provision	Ending
	Balance(1)	Charge-offs	Recoveries	(benefit)	Balance(1)
Real estate loans:
One-to-four family residential	$2,833	$—	$—	$25	$2,858
Multi-family	2,766	—	—	148	2,914
Commercial	3,118	—	—	4	3,122
Home equity lines of credit and loans	134	—	—	(7)	127
Construction	916	—	—	(12)	904
Other loans:
Commercial	113	—	—	(30)	83
Consumer	6	(1)	—	2	7
Total	$9,886	$(1)	$—	$130	$10,015

	For the nine months ended September 30, 2025
	(in thousands)
	Beginning			(Benefit)	Ending
	Balance(1)	Charge-offs	Recoveries	provision	Balance(1)
Real estate loans:
One-to-four family residential	$2,928	$—	$—	$(70)	$2,858
Multi-family	2,422	—	—	492	2,914
Commercial	2,260	—	—	862	3,122
Home equity lines of credit and loans	118	—	—	9	127
Construction	1,036	—	—	(132)	904
Other loans:
Commercial	119	(81)	—	45	83
Consumer	1	(4)	1	9	7
Total	$8,884	$(85)	$1	$1,215	$10,015

(1) Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $4.8 million, $4.6 million and $4.6 million as of  September 30, 2026  June 30, 2026 and December 31, 2025, respectively.

The following table sets forth information regarding the provision for credit losses for the periods indicated:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Provision for losses on loans	94	130	79	1,215
Provision for losses on off-balance sheet credit exposures	111	53	340	78
Total provision for credit losses	205	183	419	1,293

The following tables show the age analysis of past due loans as of the dates indicated:

							90 days or
			90 Days	Total	Total	Total	more past due	Loans on
	30–59 Days	60–89 Days	or More	Past Due	Current	Loans	and accruing	Non-accrual
	(in thousands)
As of September 30, 2026
Real estate loans:
One-to-four family residential	$583	$—	$—	$583	$497,109	$497,692	$—	$1,214
Multi-family	—	—	—	—	431,830	431,830	—	—
Commercial	—	—	—	—	359,474	359,474	—	—
Home equity lines of credit and loans	99	—	100	199	56,857	57,056	—	140
Construction	6,663	—	—	6,663	102,914	109,577	—	—

Other loans:
Commercial	19	—	—	19	3,175	3,194	—	—
Consumer	1	—	—	1	789	790	—	—
Total	$7,365	$—	$100	$7,465	$1,452,148	$1,459,613	$—	$1,354

							90 days or
			90 Days	Total	Total	Total	more past due	Loans on
	30–59 Days	60–89 Days	or More	Past Due	Current	Loans	and accruing	Non-accrual
	(in thousands)
As of December 31, 2025
Real estate loans:
One-to-four family residential	$519	$104	$—	$623	$472,771	$473,394	$—	$1,096
Multi-family	—	—	—	—	425,428	425,428	—	—
Commercial	246	—	—	246	336,166	336,412	—	—
Home equity lines of credit and loans	370	—	3	373	49,493	49,866	—	43
Construction	—	—	—	—	88,957	88,957	—	—

Other loans:
Commercial	—	—	—	—	7,938	7,938	—	—
Consumer	—	—	—	—	869	869	—	—
Total	$1,135	$104	$3	$1,242	$1,381,622	$1,382,864	$—	$1,139

During the three months ended September 30, 2026 and 2025, interest income recognized on non-accrual loans amounted to $22,000 and $36,000, respectively. During the nine months ended September 30, 2026 and 2025, interest income recognized on non-accrual loans amounted to $60,000 and $85,000, respectively. The following tables show information regarding non-accrual loans as of the dates indicated:

				Nine Months Ended
	As of September 30, 2026			September 30, 2026
	With an	Without an
	Allowance for	Allowance for		Interest Income
	Credit Losses	Credit Losses	Total	Recognized
	(in thousands)

Real estate loans:
One-to-four family residential	$—	$1,214	$1,214	$58
Home equity lines of credit and loans	—	140	140	2
Total non-accrual loans	$—	$1,354	$1,354	$60

				Year Ended
	As of December 31, 2025			December 31, 2025
	With an	Without an
	Allowance for	Allowance for		Interest Income
	Credit Losses	Credit Losses	Total	Recognized
	(in thousands)

Real estate loans:
One-to-four family residential	$—	$1,096	$1,096	$74
Home equity lines of credit and loans	—	43	43	25
Total non-accrual loans	$—	$1,139	$1,139	$99

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

The following tables detail the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of  September 30, 2026 and December 31, 2025:

							Revolving
							Loans
							Amortized
	Term Loans Amortized Cost Basis by Origination Year						Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
	(in thousands)
As of September 30, 2026
One-to-four family residential
Pass	$21,671	$43,646	$9,230	$12,920	$32,660	$30,045	$—	$150,172
Special Mention	—	—	—	513	347	512	—	1,372
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	32,107	40,770	21,010	36,588	71,299	144,374	—	346,148
Total	$53,778	$84,416	$30,240	$50,021	$104,306	$174,931	$—	$497,692

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$53,607	$86,919	$32,643	$45,580	$168,315	$34,441	$10,325	$431,830
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—
Total	$53,607	$86,919	$32,643	$45,580	$168,315	$34,441	$10,325	$431,830

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$47,576	$99,273	$18,241	$32,232	$94,568	$60,326	$7,258	$359,474
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—
Total	$47,576	$99,273	$18,241	$32,232	$94,568	$60,326	$7,258	$359,474

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$—	$—	$194	$315	$—	$—	$8,238	$8,747
Special Mention	—	—	—	—	—	—	140	140
Substandard	—	—	—	—	—	—	99	99
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	519	137	74	322	24	1,344	45,650	48,070
Total	$519	$137	$268	$637	$24	$1,344	$54,127	$57,056

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$31,645	$35,374	$20,864	$3,411	$6,726	$3,075	$—	$101,095
Special Mention	—	—	6,663	—	—	—	—	6,663
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	1,249	570	—	—	—	—	—	1,819
Total	$32,894	$35,944	$27,527	$3,411	$6,726	$3,075	$—	$109,577

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$538	$307	$—	$184	$1,232	$283	$650	$3,194
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—
Total	$538	$307	$—	$184	$1,232	$283	$650	$3,194

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	648	57	—	—	13	29	43	790
Total	$648	$57	$—	$—	$13	$29	$43	$790

Current-period gross charge-offs	$4	$—	$—	$—	$—	$—	$—	$4

							Revolving
							Loans
							Amortized
	Term Loans Amortized Cost Basis by Origination Year						Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(in thousands)
As of December 31, 2025
One-to-four family residential
Pass	$40,466	$9,290	$13,941	$33,430	$14,226	$14,488	$—	$125,841
Special Mention	—	—	519	—	—	629	—	1,148
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	44,560	25,284	41,495	76,803	64,756	93,507	—	346,405
Total	$85,026	$34,574	$55,955	$110,233	$78,982	$108,624	$—	$473,394

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	$87,627	$26,358	$51,235	$207,128	$24,712	$16,769	$11,599	$425,428
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—
Total	$87,627	$26,358	$51,235	$207,128	$24,712	$16,769	$11,599	$425,428

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$102,619	$24,301	$38,665	$96,593	$24,203	$41,656	$8,375	$336,412
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—
Total	$102,619	$24,301	$38,665	$96,593	$24,203	$41,656	$8,375	$336,412

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit and loans
Pass	$—	$196	$319	$—	$—	$—	$7,099	$7,614
Special Mention	—	—	—	—	—	3	90	93
Substandard	—	—	—	—	—	—	99	99
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	142	170	347	25	2	614	40,760	42,060
Total	$142	$366	$666	$25	$2	$617	$48,048	$49,866

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$39,339	$37,484	$7,603	$—	$—	$2,988	$—	$87,414
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	790	753	—	—	—	—	—	1,543
Total	$40,129	$38,237	$7,603	$—	$—	$2,988	$—	$88,957

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$355	$4,500	$213	$2,091	$258	$159	$362	$7,938
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	—	—	—	—	—	—	—	—
Total	$355	$4,500	$213	$2,091	$258	$159	$362	$7,938

Current-period gross charge-offs	$—	$—	$—	$—	$—	$16	$65	$81

Consumer
Pass	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loans not formally rated (1)	705	6	8	20	31	4	95	869
Total	$705	$6	$8	$20	$31	$4	$95	$869

Current-period gross charge-offs	$6	$—	$—	$—	$—	$—	$—	$6

(1) All loans not formally rated were accruing as of September 30, 2026 and  December 31, 2025.

At September 30, 2026 and December 31, 2025, the Company had no consumer mortgage loans secured by residential real estate property in the process of foreclosure.

For the three and nine months ended September 30, 2026 and 2025, the Company did not provide loan restructurings involving borrowers that are experiencing financial difficulty.

NOTE 5 - STOCK-BASED COMPENSATION

On September 7, 2023, the Company adopted the ECB Bancorp, Inc. 2023 Equity Incentive Plan ("2023 Equity Plan”). The 2023 Equity Plan authorizes 1,248,133 shares of common stock for equity based compensation awards including restricted stock awards, restricted stock units and stock options, including incentive stock options.

The following table summarizes the Company's stock option activities for the periods indicated:

	Three months ended September 30, 2026				Nine months ended September 30, 2026
	Outstanding and exercisable		Non-vested		Outstanding and exercisable		Non-vested
		Weighted-Average		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Balance at beginning of period	287,592	$10.43	440,885	$10.45	288,092	$10.43	440,885	$10.45
Granted	—	—	—	—	—	—	—	—
Vested	29,160	11.80	(29,160)	11.80	29,160	11.80	(29,160)	11.80
Exercised	—	—	—	—	(500)	10.12	—	—
Forfeited or expired	—	—	—	—	—	—	—	—
Balance at end of period	316,752	$10.55	411,725	$10.36	316,752	$10.55	411,725	$10.36

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

	Three Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2026
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Number of Shares	Per Share	Number of Shares	Per Share
Balance at beginning of period	187,076	$10.83	178,526	$10.51
Granted	—	—	8,550	17.52
Vested	(11,864)	11.82	(11,864)	11.82
Forfeited	—	—	—	—
Balance at end of period	175,212	$10.76	175,212	$10.76

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Number of Shares	Per Share	Number of Shares	Per Share
Balance at beginning of period	236,435	$10.46	245,766	$10.51
Granted	—	—	—	—
Vested	(11,864)	11.82	(11,864)	11.82
Forfeited	—	—	(9,331)	11.80
Balance at end of period	224,571	$10.39	224,571	$10.39

The following table represents the compensation expense and income tax benefits recognized for stock options and restricted stock awards for the periods indicated:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)		(in thousands)
Stock-based compensation expense
Stock options	$159	$159	$472	$464
Restricted stock awards, net of forfeitures	199	156	534	453
Total stock-based compensation expense	$358	$315	$1,006	$917
Related tax benefits recognized in earnings	$79	$80	$220	$208

The following table sets forth the total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized as of the periods indicated:

	September 30, 2026		December 31, 2025
		Weighted average		Weighted average
	Amount	period	Amount	period
	(Dollars in thousands)
Stock options	$1,295	2.06	$1,767	2.80
Restricted stock awards	1,365	1.96	1,749	2.80
Total	$2,660		$3,516

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for  September 30, 2026 and December 31, 2025.

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

As of  September 30, 2026 and December 31, 2025, the following summarizes assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
		(in thousands)
September 30, 2026
Assets:
Available-for-sale securities
Mortgage-backed securities	$5,710	$—	$5,710	$—
Collateralized mortgage obligations	19,852	—	19,852	—
Corporate bonds	23,124	—	23,124	—
Derivative instruments	3,505	—	3,505	—
Total assets measured at fair value on a recurring basis	$52,191	$—	$52,191	$—

Liabilities:
Derivative instruments	—	$—	$—	$—
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

December 31, 2025
Assets:
Available-for-sale securities
Mortgage-backed securities	$6,459	$—	$6,459	$—
Collateralized mortgage obligations	10,948	—	10,948	—
Corporate bonds	16,910	—	16,910	—
Derivative instruments	2	—	2	—
Total assets measured at fair value on a recurring basis	$34,319	$—	$34,319	$—

Liabilities:
Derivative instruments	$1,603	$—	$1,603	$—
Total liabilities measured at fair value on a recurring basis	$1,603	$—	$1,603	$—

Under certain circumstances, the Company makes fair value adjustments to its assets and liabilities although they are not measured at fair value on a recurring basis.

As of  September 30, 2026 and December 31, 2025, the Company had no assets or liabilities for which a nonrecurring change in fair value had been recorded.

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

	September 30, 2026
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$96,084	$96,084	$96,084	$—	$—
Interest-earning time deposits	2,248	2,248	—	2,248	—
Held-to-maturity securities	43,388	38,674	—	38,674	—
Federal Home Loan Bank stock	13,290	13,290	—	13,290	—
Loans, net	1,448,546	1,393,587	—	—	1,393,587
Accrued interest receivable	5,577	5,577	5,577	—	—

Financial liabilities:
Deposits, other than certificates of deposit	$464,410	$464,410	$—	$464,410	$—
Certificates of deposit	746,561	742,735	—	742,735	—
Federal Home Loan Bank advances	282,500	281,581	—	281,581	—
Accrued interest payable	1,403	1,403	1,403	—	—

	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$86,922	$86,922	$86,922	$—	$—
Interest-earning time deposits	7,998	7,998	—	7,998	—
Held-to-maturity securities	55,764	52,326	—	52,326	—
Federal Home Loan Bank stock	11,852	11,852	—	11,852	—
Loans held-for-sale	357	357	—	357	—
Loans, net	1,371,819	1,343,233	—	—	1,343,233
Accrued interest receivable	5,214	5,214	5,214	—	—

Financial liabilities:
Deposits, other than certificates of deposit	$404,033	$404,033	$—	$404,033	$—
Certificates of deposit	728,311	730,175	—	730,175	—
Federal Home Loan Bank advances	284,815	286,754	—	286,754	—
Accrued interest payable	1,905	1,905	1,905	—	—

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of  September 30, 2026 and December 31, 2025, the maximum potential amount of the Company’s obligation was $50,000, for standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Amounts of financial instruments whose contract amounts represent off-balance sheet credit risk are as follows as of  September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)

Commitments to originate loans	$87,619	$30,588
Unadvanced funds on lines of credit	108,324	93,241
Unadvanced funds on construction loans	51,974	47,665
Letters of credit	50	50
Total	$247,967	$171,544

The Company accrues for credit losses related to off-balance sheet financial instruments. Expected losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for credit losses on loans, adjusted for the likelihood that funding will occur. The allowance for off-balance sheet commitments is recorded within other liabilities on the consolidated balance sheets and amounted to $1.1 million and $711,000 as of  September 30, 2026 and December 31, 2025, respectively.

NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows for the three and nine months ended September 30, 2026 and 2025:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)

Available-for-sale securities:
Change in fair value of available-for-sale securities	$(940)	$242	$(1,085)	$263
Reclassification adjustment for realized gains in net income	—	—	—	—
Total	(940)	242	(1,085)	263
Income tax benefit (expense)	229	(65)	263	(69)
Net-of-tax amount	(711)	177	(822)	194

Cash flow hedges:
Change in fair value of cash flow hedges	$2,713	$55	$5,064	$(1,779)
Reclassification adjustment for cash flow hedge losses (gains) into net income	2	(170)	42	(410)
Total	2,715	(115)	5,106	(2,189)
Income tax (expense) benefit	(763)	32	(1,435)	615
Net-of-tax amount	1,952	(83)	3,671	(1,574)

Other comprehensive income (loss), net of tax	$1,241	$94	$2,849	$(1,380)

Accumulated other comprehensive income (loss) as of  September 30, 2026 and  December 31, 2025 consists of unrecognized benefit costs, net of tax, unrealized holding gains on securities available for sale, net of tax, and fair value of cash flow hedges, net of tax as follows:

	As of September 30, 2026	As of December 31, 2025
	(in thousands)
Net unrealized holding (loss) gain on securities available-for-sale, net of tax	$(649)	$173
Unrecognized Supplemental Executive Retirement Plan gain, net of tax	36	36
Unrecognized Director Retirement Plan gain, net of tax	45	45
Fair value of cash flow hedges, net of tax	2,521	(1,150)

Accumulated other comprehensive income (loss)	$1,953	$(896)

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

Management believes, as of September 30, 2026, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2026, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of the dates indicated:

			Minimum For Capital		Minimum To Be Well
			Adequacy Purposes		Capitalized Under
			Plus Capital		Prompt Corrective
	Actual		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of September 30, 2026
Total Capital (to Risk Weighted Assets)	$177,207	14.51%	$128,266	10.50%	$122,158	10.00%
Tier 1 Capital (to Risk Weighted Assets)	165,826	13.57%	103,834	8.50%	97,726	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	165,826	13.57%	85,511	7.00%	79,403	6.50%
Tier 1 Capital (to Average Assets)	165,826	9.82%	67,543	4.00%	84,429	5.00%

As of December 31, 2025
Total Capital (to Risk Weighted Assets)	$165,616	14.29%	$121,710	10.50%	$115,914	10.00%
Tier 1 Capital (to Risk Weighted Assets)	154,650	13.34%	98,527	8.50%	92,731	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	154,650	13.34%	81,140	7.00%	75,344	6.50%
Tier 1 Capital (to Average Assets)	154,650	9.86%	62,736	4.00%	78,420	5.00%

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net income allocated to common stock	$3,391	$2,439	$9,774	$5,176

Weighted-average common shares outstanding used to calculate basic earnings per common share	7,989,369	8,023,681	8,005,345	8,129,358
Add: Dilutive effect of restricted stock awards	112,728	112,728	98,305	100,444
Add: Dilutive effect of stock options	291,072	138,097	242,580	99,089
Weighted-average common shares outstanding used to calculate diluted earnings per common share	8,393,169	8,274,506	8,346,230	8,328,891

Earnings per common share
Basic	$0.42	$0.30	$1.22	$0.64
Diluted	$0.40	$0.29	$1.17	$0.62

For the three and nine months ended September 30, 2026 and 2025, there were no anti-dilutive shares.

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

Cash flow hedges are initially assessed for effectiveness using regression analysis. Changes in the fair value of derivatives that are designated as and that qualify as cash flow hedges are recorded in Other Comprehensive Income ("OCI") and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Quarterly, a quantitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially, and continue to be, highly effective at September 30, 2026.

The following table reflects the Company's derivative position at the date indicated below for the interest rate swaps:

	As of September 30, 2026	As of December 31, 2025
	(Dollars in thousands)
Notional amount	$150,000	$120,000
Weighted-average pay rate	3.69%	3.79%
Weighted-average receive rate	3.80%	3.80%
Weighted-average maturity in years	2.46	3.24

The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of the dates indicated:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
September 30, 2026	(in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$3,505	Other liabilities	$—
Total		$3,505		$—
December 31, 2025
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$2	Other liabilities	$(1,603)
Total		$2		$(1,603)

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $1.1 million to be reclassified as a decrease to interest expense from OCI related to the Company’s cash flow hedges in the twelve months following September 30, 2026. This reclassification is due to anticipated payments that will be received from the counterparty on the swaps based upon the forward curve at September 30, 2026.

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 3.7 years.

The pre-tax effects of cash flow hedges on accumulated other comprehensive income and current earnings for the period indicated are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Interest rate swaps
Amount of gain (loss) recognized in OCI on derivatives	$2,715	$(115)	$5,106	$(2,189)
(Loss) gain reclassified from OCI into interest expense	$(2)	$170	$(42)	$410

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty not secured by variation margin plus any initial margin collateral posted. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. As of September 30, 2026, the Company has pledged cash collateral to a derivative counterparty totaling $2.3 million. As of September 30, 2026, the Company has received cash collateral from a derivative counterparty totaling $3.5 million. The Company may need to post additional collateral or may receive additional collateral in the future in proportion to potential changes in the overall unrealized gain or loss position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at September 30, 2026 compared to December 31, 2025 and results of operations for the three and nine months ended September 30, 2026 and 2025 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “intend,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of income and expenses. We consider the accounting policy discussed below to be a critical accounting estimate. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from this estimate under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Total Assets. Total assets were $1.69 billion at September 30, 2026, as compared to $1.61 billion at December 31, 2025, or an increase of $87.4 million, or 5.4%.

Cash and Cash Equivalents. Cash and cash equivalents were $96.1 million at September 30, 2026, as compared to $86.9 million at December 31, 2025, or an increase of $9.2 million, or 10.5%. The increase in cash and cash equivalents was driven by deposit growth, together with maturities of interest-earning time deposits and calls, maturities and principal paydowns of securities held to maturity, which exceeded loan growth and purchases of securities available for sale.

Interest-Earning Time Deposits. Interest-earning time deposits were $2.2 million at September 30, 2026, as compared to $8.0 million at December 31, 2025, or a decrease of $5.8 million, or 71.9%. This decrease was due to maturities of interest-earning time deposits.

Investment Securities Available for Sale. Investments in securities available for sale were $48.7 million at September 30, 2026, as compared to $34.3 million at December 31, 2025, or an increase of $14.4 million, or 41.9%. This increase was due to purchases of new securities, partially offset by increased unrealized losses in the portfolio due to market rate increases.

Investment Securities Held to Maturity. Investments in securities held to maturity were $43.4 million at September 30, 2026, as compared to $55.8 million at December 31, 2025, or a decrease of $12.4 million, or 22.2%. This decrease was due to calls, maturities and principal paydowns of securities.

Loans. Total gross loans were $1.46 billion at September 30, 2026, as compared to $1.38 billion at December 31, 2025, or an increase of $76.7 million, or 5.6%.

●	One-to-four family residential real estate loans increased $24.3 million, or 5.1%, to $497.7 million at September 30, 2026 from $473.4 million at December 31, 2025.

●	Commercial real estate loans increased $23.1 million, or 6.9%, to $359.5 million at September 30, 2026 from $336.4 million at December 31, 2025.

●	Construction loans increased $20.6 million, or 23.2%, to $109.6 million at September 30, 2026 from $89.0 million at December 31, 2025.

●	Home equity lines of credit increased $7.2 million, or 14.4%, to $57.1 million at September 30, 2026 from $49.9 million at December 31, 2025.

●	Multi-family real estate loans increased $6.4 million, or 1.5%, to $431.8 million at September 30, 2026 from $425.4 million at December 31, 2025.

●	Commercial loans decreased $4.7 million, or 59.8%, to $3.2 million at September 30, 2026 from $7.9 million at December 31, 2025.

●	Consumer loans decreased $79,000, or 9.1%, to $790,000 at September 30, 2026 from $869,000 at December 31, 2025.

Federal Home Loan Bank stock. The Federal Home Loan Bank (FHLB) is a cooperative bank that provides services to its member banking institutions. The primary reason for our membership in the FHLB is to gain access to a reliable source of wholesale funding and as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. We purchase and/or are subject to redemption of FHLB stock proportional to the volume of funding received and view the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. We held an investment in FHLB stock of $13.3 million and $11.9 million at September 30, 2026 and December 31, 2025, respectively. The amount of stock we are required to purchase is in proportion to our FHLB borrowings and level of total assets.

Bank-owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. Bank-owned life insurance was $15.8 million at September 30, 2026, as compared to $15.4 million at December 31, 2025, or an increase of $357,000, or 2.3%. The increase was due to an increase in the cash surrender value of our bank-owned life insurance portfolio.

Deposits. Total deposits were $1.21 billion at September 30, 2026, as compared to $1.13 billion at December 31, 2025, or an increase of $78.6 million, or 6.9%.

●	Money market deposit accounts increased $61.7 million, or 29.2%, to $273.5 million at September 30, 2026 from $211.8 million at December 31, 2025.

●	Certificates of deposit increased $18.3 million, or 2.5%, to $746.6 million at September 30, 2026 from $728.3 million at December 31, 2025.

●	Demand deposit accounts increased $10.6 million, or 13.0%, to $92.1 million at September 30, 2026 from $81.5 million at December 31, 2025.

●	Interest-bearing checking accounts increased $791,000, or 4.1%, to $20.2 million at September 30, 2026 from $19.4 million at December 31, 2025.

●	Savings accounts decreased $12.8 million, or 14.0%, to $78.6 million at September 30, 2026 from $91.4 million at December 31, 2025.

Federal Home Loan Bank Advances. FHLB advances were $282.5 million at September 30, 2026, as compared to $284.8 million at December 31, 2025, or a decrease of $2.3 million, or 0.8%.

Shareholders' Equity. Total shareholders’ equity was $184.9 million as of September 30, 2026, as compared to $171.9 million as of December 31, 2025, or an increase of $12.9 million, or 7.5%. This increase is primarily the result of earnings of $9.8 million and an increase in accumulated other comprehensive income (“AOCI”) of $2.8 million, partially offset by share repurchases of $1.2 million. The increase in AOCI was driven by an increase in the fair value of cash flow hedges, partially offset by increased unrealized losses in the portfolio of securities available for sale. Our book value per share increased by $1.61 to $21.16 at September 30, 2026 from $19.55 at December 31, 2025.

Comparison of Operating Results for the Three Months Ended September 30, 2026 and September 30, 2025

Net Income. We recorded net income of $3.4 million for the three months ended September 30, 2026, as compared to net income of $2.4 million for the three months ended September 30, 2025, or an increase of $952,000, or 39.0%.

Interest and Dividend Income. Interest and dividend income was $23.1 million for the three months ended September 30, 2026, as compared to $20.4 million for the three months ended September 30, 2025, or an increase of $2.7 million, or 13.2%. This increase was driven by a $2.4 million increase in interest and fees on loans, a $287,000 increase in interest and dividends on securities and a $175,000 increase in interest on interest-earning time deposits, partially offset by a $214,000 decrease in interest on short-term investments. The increase in interest and fees on loans was driven by an increase of $126.5 million in the average balance of the loan portfolio to $1.43 billion for the three months ended September 30, 2026 from $1.30 billion for the three months ended September 30, 2025, as well as an increase in the average yield of 19 basis points to 5.72% during the three months ended September 30, 2026 from 5.53% during the three months ended September 30, 2025. The yield for the three months ended September 30, 2026 benefited primarily from new loans with higher rates as well as the repricing of existing loans. The increase in interest and dividends on securities was driven by an increase in the average yield of 106 basis points to 4.94% during the three months ended September 30, 2026 from 3.88% during the three months ended September 30, 2025, as well as an increase of $4.1 million in the average balance of the investment portfolio to $90.5 million for the three months ended September 30, 2026 from $86.4 million for the three months ended September 30, 2025. Interest and dividends on securities for the three months ended September 30, 2026 included $100,000 of accelerated discount accretion recognized upon the call of an investment security. The increase in interest income on interest-earning time deposits was driven by an increase in the average balance of interest-earning time deposits to $19.7 million for the three months ended September 30, 2026 from $2.5 million for the three months ended September 30, 2025. The decrease in interest income on short-term investments was driven by a decrease in the average yield of 67 basis points to 3.73% during the three months ended September 30, 2026 from 4.40% during the three months ended September 30, 2025, as well as a decrease of $3.3 million in the average balance of short-term investments to $105.3 million for the three months ended September 30, 2026 from $108.7 million for the three months ended September 30, 2025.

Average interest-earning assets increased $144.4 million to $1.64 billion for the three months ended September 30, 2026 from $1.50 billion for the three months ended September 30, 2025. The yield on interest-earning assets increased 18 basis points to 5.53% for the three months ended September 30, 2026 from 5.35% for the three months ended September 30, 2025.

Interest Expense. Total interest expense was $12.3 million for the three months ended September 30, 2026, as compared to $12.0 million for the three months ended September 30, 2025, an increase of $363,000, or 3.0%. The increase was driven by a $684,000 increase in interest expense on FHLB advances, partially offset by a $321,000 decrease in interest expense on deposits. The increase in interest expense on FHLB advances was due to an increase in the average balance of FHLB advances of $67.0 million, or 27.5%, to $310.7 million for the three months ended September 30, 2026 from $243.7 million for the three months ended September 30, 2025, as well as an increase in the cost of FHLB advances of 3 basis points to 3.96% for the three months ended September 30, 2026 from 3.93% for the three months ended September 30, 2025. The decrease in interest expense on deposits was due to a decrease in the cost of interest-bearing deposits of 30 basis points to 3.40% for the three months ended September 30, 2026 from 3.70% for the three months ended September 30, 2025, partially offset by an increase in the average balance of interest-bearing deposits of $54.1 million, or 5.3%, to $1.08 billion for the three months ended September 30, 2026 from $1.02 billion for the three months ended September 30, 2025.

Net Interest and Dividend Income. Net interest and dividend income increased $2.3 million, or 27.6%, to $10.8 million for the three months ended September 30, 2026 from $8.5 million for the three months ended September 30, 2025. This increase was driven by increases in the average balance and yields on loans as well as a decrease in the average cost of interest-bearing deposits, partially offset by an increase in the average balance of interest bearing deposits and FHLB advances. The resulting net interest margin expanded by 37 basis points to 2.56% for the three months ended September 30, 2026, as compared to 2.19% for the three months ended September 30, 2025.

Provision for Credit Losses. The provision for credit losses was $205,000 for the three months ended September 30, 2026, as compared to $183,000 for the three months ended September 30, 2025. The increase primarily reflected a higher provision for off-balance sheet commitments due to higher levels of loan commitments, partially offset by a lower provision for loans. The provision for loans of $94,000 for the three months ended September 30, 2026 reflected loan growth during the quarter, partially offset by lower reserve requirements reflecting the continued strong credit quality of the portfolio.

Noninterest Income. Noninterest income was $304,000 for the three months ended September 30, 2026, as compared to $341,000 for the three months ended September 30, 2025, or a decrease of $37,000, or 10.9%. The decrease was primarily driven by a $51,000 decrease in net gains on sales of loans, partially offset by a $9,000 increase in other income and a $5,000 increase in customer service fees. The decrease in net gains on sales of loans was due to a lower volume of residential loan sales, as the higher interest rate environment resulted in a lower volume of saleable fixed-rate residential loan originations during the three months ended September 30, 2026. The table below sets forth our noninterest income for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Customer service fees	$152	$147	$5	3.4%
Income from bank-owned life insurance	121	121	—	—
Net gain on sales of loans	4	55	(51)	(92.7)
Other income	27	18	9	50.0
Total noninterest income	$304	$341	$(37)	(10.9)%

Noninterest Expense. Noninterest expense was $6.3 million for the three months ended September 30, 2026, as compared to $5.4 million for the three months ended September 30, 2025, or an increase of $917,000, or 17.1%. The table below sets forth our noninterest expense for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,863	$3,373	$490	14.5%
Director compensation	200	204	(4)	(2.0)
Occupancy and equipment	283	254	29	11.4
Data processing	386	331	55	16.6
Computer software and licensing fees	121	116	5	4.3
Advertising and promotions	390	172	218	126.7
Professional fees	325	298	27	9.1
FDIC deposit insurance	255	237	18	7.6
Other expense	452	373	79	21.2
Total noninterest expense	$6,275	$5,358	$917	17.1%

●

Salaries and employee benefits was $3.9 million for the three months ended September 30, 2026, as compared to $3.4 million for the three months ended September 30, 2025, or an increase of $490,000, or 14.5%. This increase was primarily driven by higher staffing levels, including new hires related to the Company’s new Medford branch, as well as higher incentive accruals and annual compensation adjustments.

●

Advertising and promotions was $390,000 for the three months ended September 30, 2026, as compared to $172,000 for the three months ended September 30, 2025, or an increase of $218,000, or 126.7%. The increase was primarily driven by the engagement of a new marketing firm as part of the Company’s efforts to enhance its brand presence, expand marketing initiatives, and support long-term business development objectives, as well as marketing related to the new Medford branch, new branding and campaign development, and the launch of new digital advertising initiatives.

●

Data processing was $386,000 for the three months ended September 30, 2026, as compared to $331,000 for the three months ended September 30, 2025, or an increase of $55,000, or 16.6%. The increase was primarily due to a $56,000 contract termination fee incurred during the quarter.

Income Tax Expense. We recorded a provision for income tax expense of $1.2 million for the three months ended September 30, 2026, as compared to $817,000 for the three months ended September 30, 2025, reflecting effective tax rates of 26.5% and 25.1%, respectively.

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

	For the Three Months Ended September 30,
	2026			2025
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(5)	Balance	Interest	Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,429,432	$20,602	5.72%	$1,302,904	$18,153	5.53%
Securities (1)	90,454	1,126	4.94	86,398	844	3.88
Short-term investments	105,324	990	3.73	108,653	1,204	4.40
Interest-earning time deposits	19,659	203	4.10	2,548	28	4.36
Total interest-earning assets	1,644,869	22,921	5.53%	1,500,503	20,229	5.35%
Non-interest-earning assets	43,886			39,057
Total assets	$1,688,755			$1,539,560

Interest-bearing liabilities:
Checking accounts	20,334	5	0.10%	18,226	4	0.09%
Savings accounts	76,004	293	1.53	91,144	481	2.09
Money market accounts	246,529	1,912	3.08	217,543	1,846	3.37
Certificates of deposit	734,424	7,017	3.79	696,263	7,217	4.11
Total interest-bearing deposits	1,077,291	9,227	3.40	1,023,176	9,548	3.70
Federal Home Loan Bank advances	310,652	3,097	3.96	243,673	2,413	3.93
Total interest-bearing liabilities	1,387,943	12,324	3.52%	1,266,849	11,961	3.75%
Noninterest-bearing demand deposits	104,073			89,252
Noninterest-bearing liabilities	13,883			14,165
Total liabilities	1,505,899			1,370,266
Shareholders' equity	182,856			169,294
Total liabilities and shareholders' equity	$1,688,755			$1,539,560

Net interest income		$10,597			$8,268
Net interest rate spread (2)			2.01%			1.60%
Net interest-earning assets (3)	$256,926			$233,654
Net interest margin (4)			2.56%			2.19%

Average interest-earning assets to interest-bearing liabilities	118.51%			118.44%

(1) Excludes interest and dividends on cost method investments of $193,000 and $188,000 for the three months ended September 30, 2026 and 2025, respectively.

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

	Three Months Ended September 30, 2026 vs. 2025
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,808	$641	$2,449
Securities	41	241	282
Short-term investments	(36)	(178)	(214)
Interest-earning time deposits	177	(2)	175
Total interest-earning assets	$1,990	$702	$2,692

Interest-bearing liabilities:
Checking accounts	$—	$1	$1
Savings accounts	(72)	(116)	(188)
Money market accounts	233	(167)	66
Certificates of deposit	383	(583)	(200)
Total interest-bearing deposits	544	(865)	(321)
Federal Home Loan Bank advances	668	16	684
Total interest-bearing liabilities	$1,212	$(849)	$363

Change in net interest income	$778	$1,551	$2,329

Comparison of Operating Results for the Nine Months Ended September 30, 2026 and September 30, 2025

Net Income. We recorded net income of $9.8 million for the nine months ended September 30, 2026, as compared to net income of $5.2 million for the nine months ended September 30, 2025, or an increase of $4.6 million, or 88.8%.

Interest and Dividend Income. Interest and dividend income was $66.9 million for the nine months ended September 30, 2026, as compared to $57.1 million for the nine months ended September 30, 2025, or an increase of $9.7 million, or 17.0%. This increase was driven by a $9.8 million increase in interest and fees on loans, a $763,000 increase in interest and dividends on securities and a $405,000 increase in interest on interest-earning time deposits, partially offset by a $1.2 million decrease in interest on short-term investments. The increase in interest and fees on loans was driven by an increase of $166.1 million in the average balance of the loan portfolio to $1.40 billion for the nine months ended September 30, 2026 from $1.24 billion for the nine months ended September 30, 2025, as well as an increase in the average yield of 29 basis points to 5.72% during the nine months ended September 30, 2026 from 5.43% during the nine months ended September 30, 2025. The yield for the nine months ended September 30, 2026 benefited primarily from new loans with higher rates as well as the repricing of existing loans. The increase in interest and dividends on securities was driven by an increase in the average yield of 93 basis points to 4.59% during the nine months ended September 30, 2026 from 3.66% during the nine months ended September 30, 2025, as well as an increase of $4.0 million in the average balance of the investment portfolio to $89.2 million for the nine months ended September 30, 2026 from $85.1 million for the nine months ended September 30, 2025. Interest and dividends on securities for the nine months ended September 30, 2026 included $100,000 of accelerated discount accretion recognized upon the call of an investment security. The increase in interest income on interest-earning time deposits was driven by an increase in the average balance of interest-earning time deposits to $14.1 million for the nine months ended September 30, 2026 from $905,000 for the nine months ended September 30, 2025. The decrease in interest income on short-term investments was driven by a decrease of $19.5 million in the average balance of short-term investments to $103.6 million for the nine months ended September 30, 2026 from $123.1 million for the nine months ended September 30, 2025, as well as a decrease in the average yield of 73 basis points to 3.69% during the nine months ended September 30, 2026 from 4.42% during the nine months ended September 30, 2025.

       Average interest-earning assets increased $163.9 million to $1.61 billion for the nine months ended September 30, 2026 from $1.44 billion for the nine months ended September 30, 2025. The yield on interest-earning assets increased 27 basis points to 5.51% for the nine months ended September 30, 2026 from 5.24% for the nine months ended September 30, 2025.

Interest Expense. Total interest expense was $36.2 million for the nine months ended September 30, 2026, as compared to $34.4 million for the nine months ended September 30, 2025, an increase of $1.8 million, or 5.3%. The increase was driven by a $1.5 million increase in interest expense on FHLB advances as well as a $355,000 increase in interest expense on deposit accounts. The increase in interest expense on FHLB advances was primarily due to an increase in the average balance of FHLB advances of $48.9 million, or 21.0%, to $281.3 million for the nine months ended September 30, 2026 from $232.4 million for the nine months ended September 30, 2025. The increase in interest expense on deposit accounts was due to an increase in the average balance of interest-bearing deposits of $102.5 million, or 10.4%, to $1.09 billion for the nine months ended September 30, 2026 from $982.6 million for the nine months ended September 30, 2025, partially offset by a decrease in the cost of interest-bearing deposits of 31 basis points to 3.44% for the nine months ended September 30, 2026 from 3.75% for the nine months ended September 30, 2025.

Net Interest and Dividend Income. Net interest and dividend income increased $7.9 million, or 34.7%, to $30.7 million for the nine months ended September 30, 2026 from $22.8 million for the nine months ended September 30, 2025. This increase was driven by increases in the average balance and yields on loans as well as a decrease in the average cost of interest-bearing deposits, partially offset by an increase in the average balance of interest bearing deposits and FHLB advances. The resulting net interest margin expanded by 44 basis points to 2.50% for the nine months ended September 30, 2026, as compared to 2.06% for the nine months ended September 30, 2025.

Provision for Credit Losses. The provision for credit losses was $419,000 for the nine months ended September 30, 2026, as compared to $1.3 million for the nine months ended September 30, 2025. The lower provision primarily reflected lower loan growth during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, as well as lower reserve requirements, reflecting the continued strong credit quality of the portfolio. This was partially offset by a higher provision for off-balance sheet commitments due to higher levels of loan commitments.

Noninterest Income. Noninterest income was $935,000 for the nine months ended September 30, 2026, as compared to $966,000 for the nine months ended September 30, 2025, or a decrease of $31,000, or 3.2%. The decrease was primarily driven by a $49,000 decrease in net gains on sales of loans, due to a lower volume of residential loan sales as the higher interest rate environment resulted in a lower volume of saleable fixed-rate residential loan originations, partially offset by an $18,000 increase in customer service fees.  The table below sets forth our noninterest income for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Customer service fees	$459	$441	$18	4.1%
Income from bank-owned life insurance	357	354	3	0.8
Net gain on sales of loans	49	98	(49)	(50.0)
Other income	70	73	(3)	(4.1)
Total noninterest income	$935	$966	$(31)	(3.2)%

Noninterest Expense. Noninterest expense was $17.8 million for the nine months ended September 30, 2026, as compared to $15.5 million for the nine months ended September 30, 2025, or an increase of $2.3 million, or 14.7%. The table below sets forth our noninterest expense for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$10,930	$9,645	$1,285	13.3%
Director compensation	597	593	4	0.7
Occupancy and equipment	885	796	89	11.2
Data processing	1,057	956	101	10.6
Computer software and licensing fees	355	330	25	7.6
Advertising and promotions	904	493	411	83.4
Professional fees	1,020	872	148	17.0
FDIC deposit insurance	748	638	110	17.2
Other expense	1,335	1,223	112	9.2
Total noninterest expense	$17,831	$15,546	$2,285	14.7%

●

Salaries and employee benefits was $10.9 million for the nine months ended September 30, 2026, as compared to $9.6 million for the nine months ended September 30, 2025, or an increase of $1.3 million, or 13.3%. The increase was primarily driven by higher staffing levels, including new hires related to the Company’s new Medford branch, as well as higher incentive accruals and annual compensation adjustments. The increase also reflected the recognition of $236,000 of Employee Retention Tax Credits (ERTC) during the second quarter of 2025, which reduced salaries and employee benefits expense in the prior year period. The ERTC consisted of refunds of certain federal employment taxes that are authorized and established under the CARES Act, and was recorded as a reduction to salaries and employee benefits expense.

●

Advertising and promotions was $904,000 for the nine months ended September 30, 2026, as compared to $493,000 for the nine months ended September 30, 2025, or an increase of $411,000, or 83.4%. The increase was primarily driven by the engagement of a new marketing firm as part of the Company’s efforts to enhance its brand presence, expand marketing initiatives, and support long-term business development objectives, as well as marketing related to the new Medford branch, new branding and campaign development, and the launch of new digital advertising initiatives.

●	Professional fees were $1.0 million for the nine months ended September 30, 2026, as compared to $872,000 for the nine months ended September 30, 2025, or an increase of $148,000, or 17.0%. The increase was driven by higher consultant fees and audit-related costs.

●	FDIC deposit insurance was $748,000 for the nine months ended September 30, 2026, as compared to $638,000 for the nine months ended September 30, 2025, or an increase of $110,000, or 17.2%. The increase was driven by asset growth.

●	Data processing was $1.1 million for the nine months ended September 30, 2026, as compared to $956,000 for the nine months ended September 30, 2025, or an increase of $101,000, or 10.6%. The increase was primarily due to a $56,000 contract termination fee incurred during the third quarter of 2026.

Income Tax Expense. We recorded a provision for income tax expense of $3.6 million for the nine months ended September 30, 2026, as compared to $1.7 million for the nine months ended September 30, 2025, reflecting effective tax rates of 26.7% and 24.9%, respectively.

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

	For the Nine Months Ended September 30,
	2026			2025
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(5)	Balance	Interest	Rate(5)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,401,731	$59,927	5.72%	$1,235,613	$50,158	5.43%
Securities (1)	89,153	3,062	4.59	85,141	2,328	3.66
Short-term investments	103,634	2,861	3.69	123,099	4,074	4.42
Interest-earning time deposits	14,117	435	4.12	905	30	4.43
Total interest-earning assets	1,608,635	66,285	5.51%	1,444,758	56,590	5.24%
Non-interest-earning assets	41,620			38,460
Total assets	$1,650,255			$1,483,218

Interest-bearing liabilities:
Checking accounts	19,491	14	0.10%	18,516	12	0.09%
Savings accounts	80,286	935	1.56	94,154	1,474	2.09
Money market accounts	226,931	5,013	2.95	205,323	5,169	3.37
Certificates of deposit	758,366	21,922	3.86	664,558	20,874	4.20
Total interest-bearing deposits	1,085,074	27,884	3.44	982,551	27,529	3.75
Federal Home Loan Bank advances	281,264	8,324	3.96	232,384	6,847	3.94
Total interest-bearing liabilities	1,366,338	36,208	3.54%	1,214,935	34,376	3.78%
Non-interest-bearing demand deposits	90,648			84,818
Non-interest-bearing liabilities	14,460			14,138
Total liabilities	1,471,446			1,313,891
Shareholders' equity	178,809			169,327
Total liabilities and shareholders' equity	$1,650,255			$1,483,218

Net interest income		$30,077			$22,214
Net interest rate spread (2)			1.97%			1.45%
Net interest-earning assets (3)	$242,297			$229,823
Net interest margin (4)			2.50%			2.06%

Average interest-earning assets to interest-bearing liabilities	117.73%			118.92%

(1) Excludes interest and dividends on cost method investments of $580,000 and $551,000 for the nine months ended September 30, 2026 and 2025, respectively.

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

	Nine Months Ended September 30, 2026 vs. 2025
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$7,000	$2,769	$9,769
Securities	114	620	734
Short term investments	(592)	(621)	(1,213)
Interest-earning time deposits	407	(2)	405
Total interest-earning assets	$6,929	$2,766	$9,695

Interest-bearing liabilities:
Checking accounts	$1	$1	$2
Savings accounts	(197)	(342)	(539)
Money market accounts	513	(669)	(156)
Certificates of deposit	2,796	(1,748)	1,048
Total interest-bearing deposits	3,113	(2,758)	355
Federal Home Loan Bank advances	1,446	31	1,477
Total interest-bearing liabilities	$4,559	$(2,727)	$1,832

Change in net interest income	$2,370	$5,493	$7,863

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of loans and securities. We are also able to borrow from the Federal Home Loan Bank of Boston ("FHLB"), the Federal Reserve Bank and the Atlantic Community Bankers Bank. At September 30, 2026, we had outstanding advances of $282.5 million from the FHLB. At September 30, 2026, we had unused borrowing capacities of $383.0 million with the FHLB, $69.6 million with the Federal Reserve Bank and $15.0 million with the Atlantic Community Bankers Bank.

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

At September 30, 2026, we had $87.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $108.3 million in unused lines of credit to borrowers and $52.0 million in unadvanced construction loans.

Non-brokered certificates of deposit due within one year of September 30, 2026 totaled $428.1 million, or 35.3%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including brokered deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2027, or on our savings and money market accounts.

We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2026.

Our primary investing activity is originating loans. During the nine months ended September 30, 2026 and the year ended December 31, 2025, we originated $229.6 million and $429.6 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced net increases in deposits of $78.6 million and $133.8 million for the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, the level of brokered time deposits was $82.3 million and $134.0 million, respectively. Deposit flows are affected primarily by the overall level of interest rates and the interest rates and products offered by us and our competitors. At September 30, 2026 and December 31, 2025, the level of FHLB advances was $282.5 million and $284.8 million, respectively.

For additional information, see the consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

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

At September 30, 2026, Everett Co-operative Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 9 of the notes to consolidated financial statements.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 10, 2023, the Company announced the commencement of a stock repurchase program to acquire up to 458,762 shares, or 5% of the Company’s then outstanding common stock. On April 11, 2025, the Company completed the stock repurchase plan. On May 8, 2025, the Company announced an additional stock repurchase plan that authorizes the Company to repurchase up to 451,092 shares, or approximately 5% of the Company's then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company. The following table sets forth the information regarding the Company's common stock repurchase activities during the three months ended September 30, 2026:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That May
	Total Number of	Average Price	as Part of Publicly	Yet Be Purchased
	Shares Purchased	Paid Per Share	Announced Programs	Under the Programs

From July 1, 2026 to July 31, 2026	9,448	$19.96	9,448	160,508
From August 1, 2026 to August 31, 2026	—	$—	—	160,508
From September 1, 2026 to September 30, 2026	—	$—	—	160,508
Total	9,448	$19.96	9,448

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as that term is used in SEC regulations.

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

ECB BANCORP, INC.

Date: November 6, 2026	/s/Richard J. O'Neil, Jr.
Richard J. O’Neil, Jr.
President and Chief Executive Officer

Date: November 6, 2026	/s/Brandon N. Lavertu
Brandon N. Lavertu
Executive Vice President and Chief Financial Officer